Form 10-Q
period 2020-03-31
Orchard Therapeutics plc
filed 2020-05-07
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-38722

ORCHARD THERAPEUTICS PLC

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
108 Cannon Street London, United Kingdom	EC4N 6EU
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 203 808-8286

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value £0.10 per share	ORTX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 4, 2020, the registrant had 97,263,817 ordinary shares, nominal value £0.10 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report on Form 10-Q are based upon information available to our management as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the timing, progress and results of clinical trials and preclinical studies for our programs and product candidates, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the timing, scope or likelihood of regulatory submissions, filings, and approvals;
•	our ability to develop and advance product candidates into, and successfully complete, clinical trials;
•	our expectations regarding the market opportunity for and size of the patient populations for our product candidates, if approved for commercial use;
•

the implementation of our business model and our strategic plans for our business, commercial product, product candidates and technology, including the execution of recent revisions to our vision and growth strategy;

•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our commercial product and product candidates, if approved;
•	the adequacy, scalability and commercial viability of our manufacturing capacity, methods and processes, and plans for future development;
•	the rate and degree of market acceptance and clinical utility of our commercial product and product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	the impact of the COVID-19 global pandemic and related downturn of the U.S. and global economies, as well as on our business operations and that of our third-party manufacturers and suppliers;
•	our competitive position;
•	the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our commercial product and product candidates;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; the impact of laws and regulations;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to raise capital, particularly in light of the impact of the COVID-19 global pandemic and the related impact on the US and global economies;
•	our ability to contract with third party suppliers and manufacturers and their ability to perform adequately;
•	the expected cost savings resulting from our recently announced changes to our strategic vision;
•

our projected financial performance and financial condition, including the sufficiency of our cash, cash equivalents and investments to fund operations in future periods and future liquidity, working capital and capital requirements;

•	our cash runway into 2022; and
•	our risks and uncertainties, including those listed under the caption “Item 1A. Risk Factors.”

You should refer to the section titled “Item 1A. Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot be assured that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$27,098	$19,053
Marketable securities	236,767	305,937
Trade receivables	709	1,442
Prepaid expenses and other current assets	19,547	8,530
Research and development tax credit receivable, current	14,047	14,934
Total current assets	298,168	349,896
Non-current assets:
Operating lease right-of-use-assets	21,932	19,415
Property and equipment, net	8,679	7,596
Research and development tax credit receivable	16,164	13,710
Restricted cash	4,266	4,264
Other assets	5,638	4,400
Total assets	$354,847	$399,281
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,479	$11,984
Accrued expenses and other current liabilities	25,122	37,980
Operating lease liabilities	6,202	5,892
Total current liabilities	44,803	55,856
Long-term debt, net	24,794	24,699
Operating lease liabilities, net of current portion	17,492	15,320
Other long-term liabilities	3,204	4,213
Total liabilities	90,293	100,088
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Ordinary shares, £0.10 nominal value	12,361	12,331
Additional paid-in capital	749,368	738,481
Accumulated other comprehensive income	7,055	2,042
Accumulated deficit	(504,230)	(453,661)
Total shareholders’ equity	264,554	299,193
Total liabilities and shareholders’ equity	$354,847	$399,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Costs and operating expenses:
Research and development	$24,836	$17,493
Selling, general and administrative	20,145	10,790
Total costs and operating expenses	44,981	28,283
Loss from operations	(44,981)	(28,283)
Other income (expense):
Interest income	1,480	1,623
Interest expense	(613)	—
Other income (expense), net	(6,790)	(3,486)
Total other income (expense), net	(5,923)	(1,863)
Net loss before income tax	(50,904)	(30,146)
Income tax (expense) benefit	335	(593)
Net loss attributable to ordinary shareholders	(50,569)	(30,739)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,034	3,051
Unrealized loss on marketable securities	(1,021)	—
Total other comprehensive income (loss):	5,013	3,051
Total comprehensive loss	$(45,556)	$(27,688)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.51)	$(0.35)
Weighted average number of ordinary shares outstanding, basic and diluted	98,713,126	87,010,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss attributable to ordinary shareholders	$(50,569)	$(30,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	482	366
Non-cash share-based compensation	9,479	3,821
Amortization of Strimvelis loss provision	(1,691)	(1,525)
Other non-cash adjustments	6,537	3,224
Changes in operating assets and liabilities:
Trade receivables	670	2,177
Research and development tax credit receivable	(3,385)	(5,242)
Prepaid expenses, other current assets and other assets	(2,500)	58
Operating leases, right-of-use assets	1,025	41
Accounts payable, accrued expenses and other current liabilities	(8,903)	(16,089)
Other long-term liabilities	—	(499)
Operating lease liabilities	(1,047)	645
Net cash used in operating activities	(49,902)	(43,762)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	68,143	—
Payment of construction deposit	(10,000)	—
Purchases of property and equipment	(1,329)	(529)
Net cash provided by (used in) investing activities	56,814	(529)
Cash flows from financing activities:
Proceeds from exercise of share options	1,438	5
Net cash provided by financing activities	1,438	5
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(303)	3,852
Net increase (decrease) in cash, cash equivalents and restricted cash	8,047	(40,434)
Cash, cash equivalents, and restricted cash, beginning of period	23,317	339,681
Cash, cash equivalents, and restricted cash, end of period	$31,364	$299,247
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$382	$—
Lease assets obtained in exchange for new operating lease liabilities	$3,752	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$485	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ (Deficit) Equity

(In thousands, except share and per share amounts)

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	85,865,557	$10,924	$587,490	$3,163	$(290,239)	$311,338
Share-based compensation expense	—	—	3,821	—	—	3,821
Exercise of share options	1,471	—	5	—	—	5
Other comprehensive income	—	—	—	3,051	—	3,051
Net loss attributable to ordinary shareholders	—	—	—	—	(30,739)	(30,739)
Balance at March 31, 2019	85,867,028	$10,924	$591,316	$6,214	$(320,978)	$287,476

Balance at December 31, 2019	96,923,729	$12,331	$738,481	$2,042	$(453,661)	$299,193
Share-based compensation expense	—	—	9,479	—	—	9,479
Exercise of share options	230,836	30	1,408	—	—	1,438
Other comprehensive income	—	—	—	5,013	—	5,013
Net loss attributable to ordinary shareholders	—	—	—	—	(50,569)	(50,569)
Balance at March 31, 2020	97,154,565	$12,361	$749,368	$7,055	$(504,230)	$264,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Orchard Therapeutics plc (the “Company”) is a global gene therapy leader dedicated to transforming the lives of people affected by rare diseases through the development of innovative, potentially curative gene therapies. The Company’s ex vivo autologous gene therapy approach utilizes genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. The Company’s gene therapy product candidate pipelines span multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist.

The Company is a public limited company incorporated pursuant to the laws of England and Wales. The Company has American Depositary Shares (ADSs) registered with the U.S. Securities and Exchange Commission (the “SEC”) and has been listed on the Nasdaq Global Select Market since October 31, 2018. The Company’s ADSs each represent one ordinary share of the Company.

The Company is subject to risks and uncertainties common to development-stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully initiated or completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid scientific and technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful in gaining regulatory approval, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The Company is subject to risks associated with the COVID-19 pandemic. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy where the Company operates, have placed significant restrictions on travel. Limitations on travel and other social distancing measures have had an effect on the Company’s preclinical and clinical activities and regulatory timelines. Commercial activity associated with the Company’s EMA-approved gene therapy for ADA-SCID, Strimvelis®, has been postponed by the treatment site and scheduled patients are continuing to receive enzyme replacement therapy until treatment with Strimvelis can occur. Any prolonged material disruptions to the Company’s employees, suppliers, contract manufacturers, vendors, patients, government sponsored funding programs or the Company’s marketable securities could impact operating results and could lead to impairments; however, there has been no material impairments to date. The capital markets have experienced significant volatility as a result of the pandemic and the Company’s ability to access the capital markets in the future could be impacted if disruptions in the capital markets continue.

Through March 31, 2020, the Company funded its operations primarily with proceeds from the sale of convertible preferred shares and ADSs in the Company’s initial public offering (“IPO”) and a subsequent follow-on offering, as well as with certain grant and reimbursement payments and a drawdown on its credit facility, described in note 6 below. The Company has incurred recurring losses since its inception. As of March 31, 2020, the Company had an accumulated deficit of $504.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of March 31, 2020 of $263.9 million, will be sufficient to fund its operations and capital expenditure requirements through at least the next twelve months.

The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements, or any combination thereof. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s shareholders and ADS holders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated interim financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting and in accordance with Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (the “Annual Report”).  The condensed consolidated balance sheet as of December 31, 2019 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements.  However, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company’s management, necessary to fairly state the results of the interim period.  The interim results are not necessarily indicative of results to be expected for the full year.

The change in other receivables reported in the condensed consolidated statement of cash flows for the three months ended March 31, 2019 previously included in changes in trade and other receivables has been presented in changes in prepaid expenses, current assets and other assets to conform with current period presentation. The change in the Company’s research and development tax credit receivable in the condensed consolidated statement of cash flows for the three months ended March 31, 2019 previously included in changes in research and development tax credit receivable, prepaids, and other assets has been presented as a separate line item within operating cash flows to conform to current period presentation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, the Strimvelis loss provision, share-based compensation, operating lease assets and liabilities, and income taxes. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within the Company’s financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from these estimates.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the parent company, Orchard Therapeutics plc, is the U.S. dollar because it predominantly raises finances and expends cash in U.S. dollars. The functional currency of the Company’s subsidiary operations is the applicable local currency. Transactions in foreign currencies are translated into the functional currency of the subsidiary in which they occur at the foreign exchange rate in effect on the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the functional currency of the relevant subsidiary at the foreign exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies that differ from the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. The Company recorded realized and unrealized foreign currency transaction losses of $6.8 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively, which is included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The results of operations for subsidiaries, the functional currency of which is not the U.S. dollar, are translated at an average rate for the period in which this rate approximates to the foreign exchange rates ruling at the dates of the transactions and the balance sheets of these subsidiaries are translated at foreign exchange rates prevailing at the balance sheet date. Exchange differences arising from this translation of foreign operations are reported as an item of other comprehensive loss.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents.

Marketable debt securities

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

When the fair value is below the amortized cost of the asset an estimate of expected credit losses is made, and is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in net income.

United Kingdom Research and development tax credit

As a company that carries out extensive research and development activities, the Company seeks to benefit from two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which the Company does not receive income.

Based on criteria established by U.K. HM Revenue and Customs (“HMRC”), management of the Company expects a proportion of expenditures being incurred in relation to its pipeline research, clinical trials management and manufacturing development activities to be eligible for research and development tax credits for the 2020 fiscal year. The Company has qualified under the more favorable SME regime for the year ended December 31, 2019 and expects to qualify under the SME regime for the year ending December 31, 2020.

The RDEC and SME credits are not dependent on the Company generating future taxable income or on the ongoing tax status or tax position of the Company. The Company has assessed its research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive program described above. At each period end, the Company estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense. The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the period, for the periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	2020	2019
Balance at beginning of period	$28,644	$10,585
Recognition of credit claims as offset to research and development expense	3,417	5,236
(Receipt) of credit claims	—	—
Foreign currency translation	(1,850)	273
Balance at end of period	$30,211	$16,094

As of March 31, 2020, the Company’s tax incentive receivable from the U.K. government was $30.2 million, of which $14.0 million was classified as current and $16.2 million was classified as long-term. As of December 31, 2019, the Company’s tax incentive receivable from the U.K. government was $28.6 million, of which $14.9 million was classified as current, and $13.7 million was classified as noncurrent.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease, and is required to hold this amount in a standalone bank account, as of March 31, 2020 and December 31, 2019. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at March 31, 2020, and December 31, 2019.

The Company includes the restricted cash balance in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$27,098	$19,053
Restricted cash	4,266	4,264
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,364	$23,317

The Company also has a deposit of $10.0 million in an escrow account associated with the construction of the Company’s leased facility in Fremont, California, which subsequent to March 31, 2020, the Company has ceased construction and build-out of and intends to consider its options relating to the lease, including subleasing the facility. Subject to the terms of the lease and reduction provisions, this amount may be decreased to nil over time upon qualifying construction expenditure. The deposit is classified in other current assets on the consolidated balance sheet.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, facilities costs, depreciation, third-party license fees, certain milestone payments, and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials, as well as costs to develop a manufacturing process, perform analytical testing and manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. In addition, funding from research grants is recognized as an offset to research and development expense on the basis of costs incurred on the research program. Royalties to third parties associated with our research grants will be accrued when they become probable.

Research agreement costs and accruals

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

Share-based compensation

The Company measures share-based awards granted to employees and directors based on the fair value of the shares and options on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is the vesting period of the respective award. Forfeitures are accounted for as they occur.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$1,776	$266	$2,042
Other comprehensive (loss) income, net of tax	6,034	(1,021)	5,013
Balance at March 31, 2020	$7,810	$(755)	$7,055

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

Strimvelis loss provision

As part of the GSK transaction (as defined in Note 8), the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (see Note 8). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with Strimvelis and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a credit to research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and will adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for the updated future losses. The following table below outlines the changes to the Strimvelis loss provision for the periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$6,790	$10,339
Amortization of loss provision	$(1,691)	$(1,527)
Foreign currency translation	(348)	299
Balance at end of period	$4,751	$9,111

Of the balance as of March 31, 2020 noted in the table above, $1.9 million is classified as current, and $2.8 million is classified as non-current.

Net income (loss) per share

Basic net income (loss) per share attributable to ordinary shareholders is computed by dividing the net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted net income (loss) attributable to ordinary shareholders is computed by adjusting net income (loss) attributable to ordinary shareholders based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to ordinary shareholders is computed by dividing the diluted net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period, including potential dilutive ordinary shares. For purpose of this calculation, outstanding options and unvested restricted shares are considered potential dilutive ordinary shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all shares convertible into ordinary shares outstanding would have been anti-dilutive.

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Share options	12,688,361	11,148,997
Unvested performance-based restricted share units	511,324	573,672
	13,199,685	11,722,669

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases (“ASC 842”). As we are no longer an emerging growth company as of December 31, 2019, ASC 842 became effective for us in 2019, as of January 1, 2019. During the nine months ended September 30, 2019, while we were still an emerging growth company, we applied ASC 840 to our leases. Our previously reported consolidated cash flow statement for the three months ended March 31, 2019 has been recast to reflect adoption of ASC 842 effective January 1, 2019. The following table summarizes the impact of the adoption to the Company’s operating cash flows in our previously issued condensed consolidated statement of cash flows. There was no impact to the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019 as a result of the adoption of ASC 842. The table also includes other presentation adjustments within operating cash flows made to conform to current period presentation (in thousands):

	As previously reported	ASC 842 adjustments	Other presentation adjustments	As recast
Cash flows from operating activities:	$(30,739)	$—	$—	$(30,739)
Net loss attributable to ordinary shareholders
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	366	—	—	366
Non-cash share-based compensation	3,821	—	—	3,821
Amortization of Strimvelis loss provision	(1,525)	—	—	(1,525)
Other non-cash adjustments	—	—	3,224	3,224
Changes in operating assets and liabilities:
Trade receivables	1,873	—	304	2,177
Research and development tax credit receivable	(4,871)	—	(371)	(5,242)
Prepaid expenses, current assets and other assets	—	(9)	67	58
Operating leases, right-of-use assets	—	41	—	41
Accounts payable, accrued expenses and other current liabilities	(12,794)	(71)	(3,224)	(16,089)
Other long-term liabilities	107	(606)	—	(499)
Operating lease liabilities	—	645	—	645
Net cash used in operating activities	$(43,762)	$—	$—	$(43,762)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for us on January 1, 2020. This guidance did not have a significant impact on our consolidated financial statements and related disclosures. The Company has a U.K. research and development tax credit receivable that is subject to this guidance; however, there has been no allowance recorded for this receivable.

3. Fair Value Measurements and Marketable Debt Securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2020 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months ended March 31, 2020, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable debt securities as of March 31, 2020, in thousands:

	Fair Value Measurements at March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,638	$—	$—	$6,638
Commercial paper	—	13,000	—	13,000
Total cash equivalents	$6,638	$13,000	$—	$19,638
Marketable securities
Corporate bonds	$—	$216,849	$—	$216,849
Commercial paper	—	19,918	—	$19,918
Total marketable securities	$—	$236,767	$—	$236,767
Total	$6,638	$249,767	$—	$256,405

The following table summarizes the Company’s cash equivalents and marketable debt securities as of December 31, 2019, in thousands:

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$202	$—	$—	$202
U.S. government securities	—	3,159	—	3,159
Corporate bonds	—	9,792	—	9,792
Total cash equivalents	$202	$12,951	$—	$13,153
Marketable securities
Corporate bonds	$—	$259,900	$—	$259,900
Commercial paper	—	46,037	—	$46,037
Total marketable securities	$—	$305,937	$—	$305,937
Total	$202	$318,888	$—	$319,090

The carrying amount reflected in the condensed consolidated balance sheets for research and development tax incentive receivable, trade receivables, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Debt Securities

The following table summarizes the Company’s marketable debt securities as of March 31, 2020, in thousands:

	At March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$217,613	$104	$(872)	$—	$216,845
Commercial paper	32,909	13	—	—	32,922
Total	$250,522	$117	$(872)	$—	$249,767

The following table summarizes the Company’s marketable securities as of December 31, 2019, in thousands:

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,159	$—	$—	$3,159
Corporate bonds	259,669	285	(54)	259,900
Commercial paper	55,794	42	(7)	55,829
Total	$318,622	$327	$(61)	$318,888

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity, as of March 31, 2020 and December 31, 2019, in thousands:

	At March 31, 2020	At December 31, 2019
Due in one year	$214,821	$250,490
Due after one year through three years	34,946	68,398
Total	$249,767	$318,888

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Property and equipment:
Lab equipment	$6,326	$6,377
Leasehold improvements	2,439	1,839
Furniture and fixtures	474	508
Office and computer equipment	445	184
Construction-in-process	2,415	1,848
Property and equipment	$12,099	$10,756
Less: accumulated depreciation	(3,420)	(3,160)
Property and equipment, net	$8,679	$7,596

Depreciation expense was $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued external research and development expenses	$15,147	$16,215
Accrued payroll and related expenses	4,714	12,381
Accrued professional fees	1,326	1,321
Accrued other	1,987	5,069
Strimvelis liability - current portion	1,948	2,994
Total accrued expenses and other liabilities	$25,122	$37,980

6. Notes Payable

In May 2019, as amended in April 2020, the Company entered into a senior term facilities agreement (the “Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), as agent, and additional lenders from time to time (together with MidCap Financial, the “Lenders”), to borrow up to $75.0 million in term loans. To date, the Company has borrowed $25.0 million under an initial term loan. The remaining $50.0 million under the Credit Facility may be drawn down in the form of a second and third term loan, the second term loan being a $25.0 million term loan available no earlier than July 1, 2020 and no later than March 31, 2021 upon submission of certain regulatory filings and evidence of the Company having $100 million in cash and cash equivalent investments; and the third term loan being a $25.0 million term loan available no earlier than July 1, 2020 and no later than September 30, 2021 upon certain regulatory approvals and evidence of the Company having $125 million in cash and cash equivalent investments.

Each term loan under the Credit Facility bears interest at an annual rate equal to 6% plus LIBOR. The Company is required to make interest-only payments on the term loan for all payment dates prior to 24 months following the date of the Credit Facility, unless the third tranche is drawn, in which case for all payment dates prior to 36 months following the date of the Credit Facility. The term loans under the Credit Facility will begin amortizing on either the 24-month or the 36-month anniversary of the Credit Facility (as applicable), with equal monthly payments of principal plus interest to be made by the Borrower to the Lenders in consecutive monthly installments until the Loan Maturity Date. In addition, a final payment of 4.5% is due on the Loan Maturity Date. The Company accrues the final payment amount of $1.1 million associated with the first term loan, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

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

As of March 31, 2020, and December 31, 2019, notes payable consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Notes payable, net of issuance costs	$24,572	$24,541
Accretion related to final payment	222	158
Notes payable, long term	$24,794	$24,699

As of March 31, 2020, the estimated future principal payments due are as follows (in thousands):

Aggregate Minimum Payments
2020 (April - December)	—
2021	4,861
2022	8,333
2023	8,334
Thereafter	4,597
Total	26,125
Less unamortized portion of final payment	(903)
Less unamortized debt issuance costs	(428)
Notes payable, long term	$24,794

During the three months ended March 31, 2020 and 2019, the Company recognized $0.6 million and nil of interest expense, respectively, related to the initial term loan. The effective annual interest rate as of March 31, 2020 on the outstanding debt under the term loan was approximately 9.8%.

7. Share-Based Compensation

The Company maintains three equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), and the 2018 Employee Share Purchase Plan (the “ESPP”). The board of directors has determined not to make any further awards under the 2016 plan following the Company’s IPO. As of March 31, 2020, 1,862,298 shares remained available for issuance under the 2018 Plan, and 1,580,887 shares remained available for issuance under the ESPP.

Share option activity

The following table summarizes option activity under the plans for three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	12,216,140	$6.61
Granted	4,086,112	13.43
Exercised	(230,836)	6.23
Forfeited	(1,021,209)	8.40
Outstanding at March 31, 2020	15,050,207	$8.34
Vested and expected to vest, as of March 31, 2020	15,050,207	$8.34
Exercisable, March 31, 2020	5,910,423	$4.24

The weighted-average grant date fair value of share options granted during the three months ended March 31, 2020 was $8.54 per share.

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

The maximum aggregate total fair value of the outstanding performance-based RSUs is $6.3 million. The fair value associated with the shares that could vest based on the market-based condition is being recognized as expense over an average derived service period of 1.3 years. The fair value associated with the performance-based conditions will be recognized when achievement of the milestones becomes probable, if at all. The Company determined that, as of March 31, 2020, none of the regulatory and research and development milestones were deemed probable.

The following table summarizes award activity for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2019	556,422	$13.58
Granted	—
Vested	—
Forfeited	(240,172)	15.32
Unvested and outstanding at March 31, 2020	316,250	$12.26

The amount of compensation cost recognized for the three months ended March 31, 2020 and 2019 for the market condition associated with the performance-based RSUs was $0.3 million and nil, respectively.

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	March 31,	March 31,
	2020	2019
Research and development	$3,110	$1,317
General and administrative	6,369	2,504
Total share-based compensation	$9,479	$3,821

During the three months ended March 31, 2020, the Company recognized $2.7 million of share-based compensation expense to selling, general and administrative expense related to the modification of share option awards associated with the separation of the Company’s former Chief Executive Officer.

As of March 31, 2020, total unrecognized compensation cost related to unvested share option grants was approximately $67.8 million. This amount is expected to be recognized over a weighted average period of approximately 3.0 years. As of March 31, 2020, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $4.8 million, dependent upon achievement of the aforementioned milestones.

8. License Agreements

GSK asset purchase and license agreement

In April 2018, the Company completed an asset purchase and license agreement (the “GSK Agreement”) with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses, for rare diseases and option rights on three additional programs in preclinical development from Telethon Foundation and San Raffaele Hospital (“Telethon-OSR”). The portfolio of programs and options acquired consisted of two late-stage clinical gene therapy programs in ongoing registrational trials for MLD and WAS, one earlier stage clinical gene therapy program for TDT, Stimvelis, and option rights exercisable upon completion of clinical proof of concept studies for three additional earlier-stage development programs, which option rights have all subsequently lapsed. The Company accounted for the GSK Agreement as an asset acquisition, since the asset purchase and licensing arrangement did not meet the definition of a business pursuant to ASC 805, Business Combinations, resulting in total consideration of $ 133.6 million, which was recorded in the second quarter of 2018.

The Company is required to use commercially reasonable efforts to obtain a Priority Review Voucher (“PRV”) from the United States Food and Drug Administration for each of the programs for MLD, WAS and TDT, the first of which GSK retained beneficial ownership over. GSK also has an option to acquire, at a price pursuant to an agreed upon formula, any PRV granted to the Company thereafter for MLD, WAS and TDT. If GSK does not exercise this option to purchase any PRV, the Company may sell the PRV to a third party and must share any proceeds in excess of a specified sale price equally with GSK. As part of the GSK Agreement the Company is also required to use its best endeavors to make Strimvelis commercially available in the European Union until such time as an alternative gene therapy, such as the Company’s OTL-101 product candidate, is commercially available for patients in Italy, and at all times at the San Raffaele Hospital in Milan, provided that a minimum number of patients continue to be treated at this site.

The Company will pay GSK non-refundable royalties and milestone payments in relation to the gene therapy programs acquired and the Company-developed product candidate, OTL-101. The Company will pay a flat mid-single digit percentage royalty on the combined annual net sales of ADA-SCID products, which includes Strimvelis and OTL-101. The Company will also pay tiered royalty rates at a percentage beginning in the mid-teens up to twenty percent for the MLD and WAS products, upon marketing approval, calculated as percentages of aggregate cumulative net sales of the MLD and WAS products, respectively. The Company will pay a tiered royalty at a percentage from the high single-digits to low double-digit for the TDT product, upon marketing approval, calculated as percentages of aggregate annual net sales of the TDT product. These royalties owed to GSK are in addition to any royalties owed to other third parties under various license agreements for the GSK programs. In aggregate, the Company may pay up to £90.0 million in milestone payments upon achievement of certain sales milestones applicable to GSK. The Company’s royalty obligations with respect to MLD and WAS may be deferred for a certain period in the interest of prioritizing available capital to develop each product. The Company’s royalty obligations are subject to reduction on a product-by-product basis in the event of market control by biosimilars and will expire in April 2048. Other than Strimvelis, these royalty and milestone payments were not determined to be probable and estimable at the date of the acquisition and are not included as part of consideration.

Telethon-OSR research and development collaboration and license agreements

In connection with the Company’s entering into the GSK Agreement in April 2018, the Company also acquired and assumed agreements with Telethon Foundation and San Raffaele Hospital, together referred to as Telethon-OSR, for the research, development and commercialization of autologous ex vivo gene therapies for ADA-SCID, WAS, MLD and TDT.

As consideration for the licenses, the Company will be required to make payments to Telethon-OSR upon achievement of certain product development milestones, up to an aggregate of approximately €31.0 million. Additionally, the Company will be required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on annual sales of licensed products covered by patent rights on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third-party sublicenses of the collaboration programs.

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

Oxford BioMedica license, development and supply agreement

In November 2016, and amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica plc whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and whereby Oxford BioMedica will provide process development services (“Oxford BioMedica Development Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Development Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. No milestones were met during the three months ended March 31, 2020.  In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued another 75,413 ordinary shares to Oxford BioMedica. The expense associated with the milestone achieved in April 2020 will be recorded in the second quarter of 2020 as of the April 2020 amendment date. The Company may also pay low single-digit percentage royalties on net sales of collaborated product generated under the Oxford BioMedica Agreement.

9. Income Taxes

Deferred tax assets and deferred tax liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. The Company has not recorded any amounts for unrecognized tax positions as of March 31, 2020 or December 31, 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). The CARES Act provides that corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years to recover taxes paid in prior years, eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended March 31, 2020, or to the Company’s net deferred tax assets as of March 31, 2020.

The Company recorded income tax benefit of $0.3 million and expense of $0.6 million for the three months ended March 31, 2020 and 2019, respectively. The benefit for income taxes consists of current and deferred tax, which relates primarily to the Company’s subsidiary operations in Europe and the U.S.

10. Commitments and Contingencies

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

11. Employee Benefit Plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $0.6 million and $0.4 million in matching contributions for the three months ended March 31, 2020 and 2019, respectively.

12. Related Party Transactions

GSK

In April 2018, the Company completed the GSK Agreement with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses, for rare diseases and option rights on three additional programs in preclinical development from Telethon-OSR (See Note 8).

As of March 31, 2020, and December 31, 2019, the Company had inventory purchase liability in accrued research and development expenses of $3.1 million and $3.3 million, respectively. During the three months ended March 31, 2019, the Company made $0.4 million in payments to settle accounts payable due to GSK. During the three months ended March 31, 2020 and 2019 there were no sales of Strimvelis and the Company incurred no royalties due to GSK.

13. Subsequent Events

On May 4, 2020, the Company committed to a new strategic plan and restructuring intended to enable the Company to advance its corporate strategy while reducing overall operating expenses, including ceasing construction and build-out of its Fremont, California manufacturing facility, closing its office in Menlo Park, California, reducing its workforce by approximately 25% across the Company, eliminating a number of future positions expected to be recruited in 2020 and 2021, reducing its investment in the future development of OTL-101 for ADA-SCID and OTL-300 for TDT, and other cost-saving measures (collectively, the “Restructuring”). The workforce reduction will take place primarily during the second and third quarters of 2020.

The Company estimates that it will incur aggregate charges of approximately $2.1 million in the second and third quarters of 2020 as a result of the Restructuring, consisting of one-time cash expenditures for severance and employee termination-related costs. The Company will accelerate the depreciation on certain property and equipment in the Menlo Park, California office, which lease will expire at the end of 2020, to reflect its intended remaining useful life. The Company intends to consider its options relating to the Fremont, California manufacturing facility lease, including subleasing the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis and set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II—Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

Orchard Therapeutics is a global gene therapy leader dedicated to transforming the lives of people affected by rare diseases through the development of innovative, potentially curative gene therapies. Our ex vivo autologous gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. We have one of the deepest and most advanced gene therapy product candidate pipelines in the industry spanning multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist. We recently announced a new strategic plan and restructuring intended to enable us to advance our corporate strategy while reducing overall operating expenses, including reducing our investment in the future development of OTL-101 for ADA-SCID and OTL-300 for TDT, among other measures.

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including ADSs and convertible preferred shares. Through March 31, 2020, we had received net proceeds of $335.1 million from sales of ADSs in our initial public offering and follow-on public offering, $283.4 million from sales of our convertible preferred shares, and $24.5 million from our senior term facilities agreement (the “Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”).

We have incurred significant operating losses since our inception. With the exception of our commercial product Strimvelis®, which was acquired in April 2018, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. Our net losses were $50.6 million and $30.7 million for the quarters ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019, we had an accumulated deficit of $504.2 million and $453.7 million, respectively. As of March 31, 2020, we had cash, cash equivalents, marketable securities and restricted cash of $268.1 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

Recent Developments

Business update regarding COVID-19

The current COVID-19 pandemic has presented substantial public health and economic challenges around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economies and financial markets.  The impact of this pandemic has been and will likely continue to be extensive in many aspects of society and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy, have placed significant restrictions on travel. In the U.S. and U.K, our office-based employees have been working from home since early March 2020. Limitations on travel and other social distancing measures may have an effect on our preclinical and clinical activities and regulatory timelines. While our clinical sites are still treating patients in studies for OTL-201, OTL-103 and OTL-200 (for the treatment of mucopolysaccharidosis type IIIA (MPS-IIIA), Wiskott-Aldrich syndrome (WAS) and metachromatic leukodystrophy (MLD), respectively), these centers are devoting significant resources to patients with COVID-19, which could limit their ability to enroll additional patients in ongoing clinical studies. While we believe we have enrolled and treated enough patients to support regulatory filings for OTL-200 in the U.S. and EU, COVID-19-related impacts are likely to shift the enrollment timeline for our OTL-201 trial for the treatment of MPS-IIIA by at least three months.

Travel and stay-at-home orders could adversely affect our contract manufacturers and third-party logistics providers. To date, our third-party contract development and manufacturing organization (CDMO) partners have continued to operate at or near normal levels. While we currently do not anticipate any interruptions, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CDMO partners’ ability to manufacture our products in development. The treatment site for Strimvelis®, our European Medicines Agency-approved gene therapy for the treatment of ADA-SCID, postponed scheduling and treating any non-urgent patients with the therapy, however, expects to resume such treatments in June 2020. We have reviewed the collectability and valuation of our assets through the date of financial statement issuance and did not identify any significant recoverability concerns or impairments. Any prolonged material disruptions to our employees, suppliers, CDMOs, vendors, or patients could impact our operating results and could lead to impairments; however, there have been no material impairments to date. The capital markets have experienced significant volatility as a result of the pandemic and our ability to access the capital markets could be impacted if disruptions in the capital markets continue.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Strategic plan and restructuring

In May 2020 we announced a new strategic plan and restructuring intended to enable us to advance our corporate strategy while reducing overall operating expenses, which includes decisions to:

•

Reduce our investment in OTL-101 for ADA-SCID and OTL-300 for TDT and reallocate financial resources to other programs, although we will continue to advance ongoing clinical trials and any required regulatory updates for these indications.

•	Accelerate research and development projects in less rare indications, including two new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease.
•

Close our California operations, including our office in Menlo Park, California, and consolidate our research and development teams to a single site.  We believe this consolidation will reduce overall costs and provide greater efficiency in the development process at a location closer to our existing CDMO partners.

•

Cease the construction and build-out of a manufacturing facility in Fremont, California. We intend to continue to rely on our network of CDMOs for our manufacturing needs as we review the potential development of long-term in-house manufacturing capabilities should our product candidates achieve commercial success. We intend to sublease the Fremont facility to a third party at a later date. We have spent approximately $2.0 million to date on construction of the Fremont facility and will likely incur additional costs to prepare the facility for sublease or to wind down construction activities.

•

Reduce our headcount globally by approximately 25% to align with our revised organizational priorities, and eliminate a number of future positions expected to be recruited in 2020 and 2021. We estimate that we will incur aggregate charges of approximately $2.1 million in the second and third quarters of 2020 as a result of the headcount reductions, consisting of one-time cash expenditures for severance and employee termination-related costs.

We currently expect that the net effect of our new strategic plan and restructuring will result in approximately $125.0 million in cost savings in 2020 and 2021, but there can be no assurance that we will achieve all of these cost savings

Components of our results of operations

Revenue

We do not expect to generate any significant revenue from the sale of products, with the exception of Strimvelis, in the near future. Our product candidate, OTL-200, for the treatment of MLD is currently under review with the European Medicines Agency (EMA) and we expect a regulatory decision on approval in 2020. If OTL-200 is approved by the EMA and we are able to identify patients and secure reimbursement for our treatment, we will begin to generate revenue from the sale of OTL-200 in Europe. If our development efforts for other product candidates that we may develop in the future are successful and result in regulatory approval, or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

During the quarter ended March 31, 2020 and 2019, we recognized no revenue from sales of Strimvelis. Strimvelis is currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. We expect that product sales of Strimvelis will fluctuate quarter over quarter, in particular as we continue to promote the product and increase market access. As a result of the COVID-19 global pandemic, the San Raffaele Hospital postponed scheduling and treating non-urgent patients with Strimvelis, which may impact the timing of future Strimvelis revenues. Net product sales of nil for the quarter ended March 31, 2020 may not be representative of our sales for any future period.

Cost of product sales

Cost of sales consists of costs to manufacture, including raw materials, distribute and administer Strimvelis and royalty payments due to third parties that are tied to sales.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•

expenses incurred under agreements with third parties, including contract research organizations (CROs) that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations that manufacture lentiviral vectors and cell-based drug products for use in our preclinical and clinical trials;

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

We expense research and development cost as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as a prepaid expense or accrued research and development expenses. United Kingdom research and development tax credits are recorded as an offset to research and development expense. Amortization of the Strimvelis loss provision is also recorded as an offset to research and development expense (See Note 2 of our condensed consolidated financial statements).

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors and contract manufacturing organizations in connection with our preclinical and clinical development activities. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. License fees and other costs incurred prior to designating a product candidate for development are included in unallocated costs. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will remain consistent for the near term as we continue to: (i) expedite the clinical development and seek to obtain marketing approval for our lead product candidates, including OTL-200 for MLD and OTL-103 for WAS; (ii) initiate additional clinical trials for our product candidates, which may include OTL-102 for X-CGD, OTL-201 for MPS-IIIA, and OTL-203 for MPS-I; (iii) reduce our investment in and development expenses for OTL-101 for ADA-SCID and OTL-300 for TDT and reallocate those financial resources to other programs; (iv) seek to improve the efficiency and scalability of our outsourced manufacturing processes and supply chain; (v) build process development and analytical capabilities in the near term, and potential manufacturing capabilities in the longer term; and (vi) continue to discover and develop additional product candidates. For example, we recently announced that we intend to accelerate our research and development efforts for projects in less rare indications, including two new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease. We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

The successful development of our product candidates and commercialization of Strimvelis and our product candidates, if approved, is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	completing research and preclinical development of our product candidates and identifying attractive new gene therapy product candidates;
•	conducting and fully enrolling clinical trials in the development of our product candidates, including maintaining or resuming enrollment as a result of the COVID-19 pandemic;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete registrational clinical trials that achieve their primary endpoints;
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

We expect that our selling, general and administrative expenses will increase in the future as we increase our selling, general and administrative headcount to support our continued research and development and potential commercialization of our portfolio of product candidates. In addition, we are expanding our organization into multiple countries in Europe to support the potential commercialization of OTL-200 for MLD, which is currently under regulatory review by the EMA. We also expect to incur increased expenses associated with compliance with our obligations as a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs and investor and public relations costs.

In the first quarter of 2020, we recorded a $3.4 million charge to selling, general, and administrative expenses associated with the separation of our former Chief Executive Officer. Of this charge, there was $0.7 million associated with cash benefits, and $2.7 million associated with the modification of share options. We expect that we will incur additional future charges of approximately $2.1 million in the second and third quarters of 2020 as a result of headcount reductions we expect to make in connection with our new strategic initiatives and related restructuring.

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

Results of operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Costs and operating expenses
Research and development	$24,836	$17,493	$7,343
Selling, general and administrative	20,145	10,790	9,355
Total costs and operating expenses	44,981	28,283	16,698
Loss from operations	(44,981)	(28,283)	(16,698)
Other income (expense):
Interest income	1,480	1,623	(143)
Interest expense	(613)	—	(613)
Other income (expense):	(6,790)	(3,486)	(3,304)
Total other income (expense), net	(5,923)	(1,863)	(4,060)
Loss before provision for income taxes	(50,904)	(30,146)	(20,758)
Income tax (expense) benefit	335	(593)	928
Net loss attributable to ordinary shareholders	$(50,569)	$(30,739)	$(19,830)

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three months ended March 31
	2020	2019	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$4,732	$2,185	$2,547
Primary immune deficiencies	4,369	8,116	(3,747)
Blood disorders	182	767	(585)
Other research and preclinical programs under development	569	72	497
Total direct research and development expenses:	9,852	11,140	(1,288)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	10,107	6,708	3,399
Share-based compensation	3,110	1,317	1,793
Accretion of Strimvelis loss provision	(1,691)	(1,525)	(166)
Research and development tax credit	(3,417)	(5,237)	1,820
Facility and other	6,875	5,090	1,785
Total indirect research and development expenses	14,984	6,353	8,631
Total research and development expenses	$24,836	$17,493	$7,343

Direct research and development expenses for neurometabolic programs increased by $2.5 million. Direct expenses associated with OTL-200 increased by $1.5 million compared to the first quarter of 2019. This was primarily due to an increase of $0.5 million in manufacturing costs, and $0.7 million in clinical trial costs. Direct expenses for OTL-201 increased by $0.5 million compared to the first quarter of 2019, which was primarily attributable to increases in clinical costs. Direct expenses for OTL-202 declined slightly by $0.1 million as compared to the first quarter of 2019. In addition, we incurred an increase in spending of $0.7 million on our OTL-203 for MPS-I, which we licensed from Telethon-OSR in May 2019.

Direct research and development expenses for primary immune deficiency-related programs declined by $3.8 million. Direct expenses associated with OTL-101 declined by $3.0 million. This was due to a $1.5 million decrease in manufacturing and process development costs with third-party contract manufacturers compared to the first quarter of 2019, a $1.0 million decline in clinical trial and contract research costs, and a $0.5 million decline in technical consulting costs related to the program. We expect that OTL-101 costs will continue to decline compared to the prior year as we reduce our investment and development in the program. Direct expenses for OTL-103 declined by $0.6 million, primarily due to a $0.4 decline in manufacturing costs and a $0.2 million decline in clinical costs. Direct expenses for Strimvelis were down $0.1 million as compared to the first quarter of 2019, as we continued to collect data and perform follow-up on patients treated with Strimvelis.

Direct research and development expenses for blood disorder-related programs declined by $0.6 million in the first quarter of 2020 due to lower expenses for OTL-300 compared to the first quarter of 2019. The decline in costs is due to a $0.1 million decline in manufacturing costs, and a $0.4 million decline in clinical costs. We expect that OTL-300 costs will continue to decline compared to the prior year as we reduce our investment and development in the program. The increase in costs associated with other research and preclinical programs relates to costs associated with having additional early-stage programs in our pipeline in 2020 compared to 2019. We expect these costs to continue to increase as part of our new strategic growth plan to focus on less rare indications, including our two new research programs in genetic subsets of FTD and Crohn’s disease.

Unallocated research and development costs and offsets to research and development expenses increased by $8.6 million due to an increase in personnel related costs of $3.4 million and share-based compensation of $1.8 million. The personnel and share-based compensation increases are attributable to an increased headcount year-over-year. Further, other research and development costs such as lab supplies and consumables, external manufacturing and process development, and other unallocated platform-related costs not attributable to a specific developmental program increased by $1.8 million in the first quarter of 2020 compared to the first quarter of 2019. This increase was due to $0.4 million increase in occupancy and information technology costs, as well as $1.3 million in unallocated manufacturing and clinical costs. The increases noted above were offset by $3.4 million as a result of the benefits of the U.K. research and development tax credit that is recorded as an offset to research and development expense. Tax credit benefits declined by $1.8 million in the first quarter of 2020 compared to the first quarter of 2019, as we have maximized the tax credit available for some programs. Amortization of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense remained flat in the first quarter of 2020 as compared to the first quarter of 2019, as we recorded no sales of Strimvelis in either period, and expenses remained flat in the two periods.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three months ended March 31,
	2020	2019	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$6,759	$3,845	$2,914
Share-based compensation	6,383	2,504	3,879
Consulting, professional, and insurance-related costs	2,878	1,841	1,037
Marketing, promotions, and advocacy	2,148	1,310	838
Facilities and IT-related costs	1,622	1,257	365
Other	355	33	322
Total selling, general, and administrative expenses:	$20,145	$10,790	$9,355

Selling, general and administrative expenses were $20.1 million in the first quarter of 2020, compared to $10.8 million in the first quarter of 2019. The increase of $9.4 million was primarily due to increased personnel-related costs of $2.9 million from an increased headcount in our selling, general and administrative functions, as well as a $0.7 million charge associated with the separation of our former Chief Executive Officer. Share-based compensation expense increased by $3.9 million in the first quarter of 2020 compared to the first quarter of 2019 due to the higher number of employees receiving grants, as well as $2.7 million charge associated with the separation of our Chief Executive Officer in March 2020. Consulting, professional, and insurance-related costs increased by $1.0 million, primarily due to an increase in directors’ and officers’ insurance costs, and increased audit, accounting, and legal fees. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, increased by $0.8 million.

Other income (expense), net

Other income (expense), net for the first quarter of 2020 and 2019 consisted of expenses of $5.9 million and $1.9 million, respectively. During the first quarter of 2020, we had realized and unrealized losses on foreign currency transactions of $6.8 million, compared to realized and unrealized losses of $3.5 million for 2019. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar. Additionally, we had interest income of $1.4 million in the first quarter of 2020, compared to $1.6 million in the first quarter of 2019. The increase in interest expense of $0.6 million in the first quarter of 2020 is attributable to our Credit Facility, which we entered into in May 2019 and was therefore not in place in the first quarter of 2019.

Liquidity and capital resources

From our inception through March 31, 2020, we have generated $4.6 million from product sales and incurred significant operating losses and negative cash flows from our operations. We currently have only one commercial product, Strimvelis, which we acquired from GSK in April 2018 and our product candidates are in various phases of preclinical and clinical development. OTL-200 is currently under regulatory review by the EMA and we expect a decision in 2020. We do not expect to generate significant revenue from sales of any products in 2020 and until we have obtained additional regulatory approvals, secured broader reimbursement and gained product acceptance. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our initial public offering and follow-on offering, proceeds from the sale of convertible preferred shares, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), and our Credit Facility.

On February 27, 2020 the Company entered into a Sales Agreement with Cowen and Company, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. As of March 31, 2020, we have not sold any shares under the Sales Agreement.

Through March 31, 2020, we have received net proceeds of $335.2 million from the sale of ADSs in our initial public offering and follow-on offering, net proceeds of $283.4 million from sales of convertible preferred shares, $24.5 million in net proceeds from our Credit Facility, and reimbursement of $7.9 million from our agreement with CIRM, which was formerly a subcontract agreement with UCLA. As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $263.9 million, excluding restricted cash and deposits in escrow.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report on Form 10-K, filed with the SEC on February 27, 2020.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(49,902)	$(43,762)
Net cash used in investing activities	56,814	(529)
Net cash provided by financing activities	1,438	5
Effect of exchange rate changes on cash	(303)	3,852
Net increase in cash, cash equivalents, and restricted cash	$8,047	$(40,434)

Operating activities

During the first quarter of 2020, operating activities used $49.9 million of cash, primarily resulting from our net loss of $50.6 million. Cash usage from changes in our operating assets and liabilities was $14.1 million, which was primarily driven by an increase in our research and development tax credit receivable of $3.4 million and a decline in accounts payable and accrued expenses of $8.0 million. The decline in accounts payable and accrued expenses is primarily attributable to the payout of our annual bonuses of $9.0 million in the first quarter of 2020. Non-cash adjustments to operating activities of $14.8 million was generally due to $9.5 million in non-cash share-based compensation expense, offset by $1.7 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Further, there were unrealized foreign currency transaction losses on investments and intercompany accounts by our U.K. subsidiary of $6.4 million that were driven by the strengthening of the U.S. dollar.

Our use of cash during the first quarter of 2019 resulted primarily from our net losses, adjusted for non-cash charges and changes in components of working capital. Cash usage from changes in our operating assets and liabilities was $18.9 million, which was primarily driven by an increase in our research and development tax credit receivable of $5.2 million. Accounts payable, accrued expenses, and other current liabilities decreased by $16.1 million, which is generally attributable to our payout of our annual bonuses of $5.6 million and payments associated with settling accounts payable due to GSK. Non-cash adjustments to operating activities of $5.9 million was generally due to $3.8 million in non-cash share-based compensation expense and $3.2 million in unrealized foreign currency losses, offset by $1.5 million in amortization of the Strimvelis loss provision as an offset to research and development expense.

Investing activities

During the first quarter of 2020 and 2019, we generated $56.8 million and used $0.5 million, respectively, of cash in investing activities. The increase in cash generated from investing activities in the first quarter of 2020 compared to the first quarter of 2019 is attributable to maturities and sales of marketable debt securities of $68.1 million. This was offset by a $10.0 million deposit into a construction escrow account, which can be drawn down over time upon qualified construction expenditure. In the first quarter of 2019, we had no maturities and sales of marketable debt securities.

Financing activities

During the first quarter of 2020, we had proceeds of $1.4 million from the exercise of share options, as compared to an immaterial amount in the first quarter of 2019. During the first quarter of 2020 and 2019, we did not have any proceeds from equity or debt financings.

Funding requirements

We expect our expenses and capital expenditures will remain consistent in the near term in connection with our ongoing activities as we advance the preclinical activities and clinical trials of our product candidates and as we:

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

•	perform research and development activities with respect to potential new product candidates;
•	conduct investigational new drug application, or IND, and or clinical trial application, or CTA,-enabling studies for our preclinical programs;
•	initiate additional clinical trials and preclinical studies for our other product candidates;
•	seek to identify and develop, acquire or in-license additional product candidates;
•

develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates, to support technology and process innovations and to support manufacturing of product to commercial scale;

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

We believe our existing cash, will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United Sated, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report, the following accounting policies involve the most judgment and complexity:

•	United Kingdom research and development tax credit
•	Accrued research and development expenses
•	Valuation of share-based compensation

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2019.

Off-balance sheet arrangements.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Tabular disclosure of contractual obligations.

During the three months ended March 31, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report for the year ended December 31, 2019, except as noted below:

•

In April 2020, we amended our agreement with Oxford BioMedica. Upon amendment of the agreement, a milestone was deemed to have been met upon execution of the amended agreement, and we became obligated to issue 75,413 ordinary shares to Oxford BioMedica. The shares were issued to Oxford BioMedica in April 2020, and the expense associated with the milestone will be recorded in April 2020. We may also pay low single-digit percentage royalties on net sales of collaborated product generated under the Oxford BioMedica agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of March 31, 2020, we had cash, cash equivalents, marketable securities, and restricted cash of $268.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $25.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 6% plus LIBOR. As of March 31, 2020, the carrying value of the term loans under the credit facility was $24.7 million.

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars, and expects to continue to do so in the future. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency of the relevant entity at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded an unrealized foreign currency loss of $6.8 million and $3.5 million for the three months ended March 31, 2020, and 2019, respectively. These foreign currency transaction gains are primarily related to revaluation of intercompany balances denominated in currencies other than the U.S. dollar. The losses are included in other expense (income) in our consolidated statements of operations and comprehensive loss.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2020, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business faces significant risks. This section of the Quarterly Report highlights some of the risks that may affect our future operating results. You should carefully consider the risks described below, as well as in our consolidated financial statements and the related notes included elsewhere in this Quarterly Report and in our other SEC filings. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this Quarterly Report and our other SEC filings. See “Special Note Regarding Forward-Looking Statements” above.

Risks related to our financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, building a global commercial infrastructure to support anticipated commercialization of our product candidates, including OTL-200 for metachromatic leukodystrophy, or MLD, and OTL-103 for Wiskott-Aldrich syndrome, or WAS, if such product candidates are approved, as well as expanding our team. To date, Strimvelis is our only commercialized product, and absent the realization of sufficient revenues from product sales of Strimvelis in addition to our current or future product candidates, if approved, we may never attain profitability. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially over time if, and as, we:

•	seek marketing approvals for our product candidates that successfully complete clinical trials or meet primary endpoints, if any;
•

continue to support a sales, marketing and distribution infrastructure for our commercialization of Strimvelis in the European Union, and grow such infrastructure for the commercialization (or anticipated commercialization) of any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

•

continue our development of our product candidates, including continuing our ongoing advanced registrational trials and supporting studies of OTL-200 for MLD and OTL-103 for WAS, our ongoing and planned clinical trials of OTL-102 for X-CGD, OTL-203 for mucopolysaccharidosis type I, or MPS-I, and OTL-201 for mucopolysaccharidosis type IIIA, or MPS-IIIA, and any other clinical trials that may be required to obtain marketing approval for our product candidates;

•

continue our ongoing clinical trials and any required regulatory updates for OTL-101 for adenosine deaminase severe combined immunodeficiency, or ADA-SCID, and OTL-300 for transfusion-dependent beta-thalassemia, or TDT;

•	conduct investigational new drug application, or IND, or clinical trial application, or CTA, enabling studies for our preclinical programs;
•

initiate additional clinical trials and preclinical studies for our other product candidates or future product candidates, including new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease;

•	seek to identify and develop, acquire or in-license additional product candidates or technologies;
•

develop the necessary processes, controls and manufacturing data to obtain marketing approval for our product candidates, to support technology and process innovation, and to support manufacturing of product to commercial scale;

•	establish partnerships with contract development and manufacturing organizations, or CDMOs;
•	develop and implement plans to establish and operate our own in-house manufacturing operations and facility in the long-term;

•

hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality, regulatory affairs, process development and control, manufacturing, supply chain, legal, compliance, medical affairs, finance, general and administrative, commercial and scientific personnel;

•

encounter delays or setbacks in the preclinical testing, enrollment or conduct of our clinical trials for our product candidates, encounter delays in regulatory review timelines, such as for our MAA under review by the EMA, or experience high levels of absenteeism, due to the COVID-19 pandemic;

•	develop, maintain, expand and protect our intellectual property portfolio; and
•	comply with our obligations as a public company.

Strimvelis is our only product that has been approved for sale and, to date, it has only been approved in the European Union for the treatment of ADA-SCID. Since receiving marketing authorization, only a limited number of patients have been treated with Strimvelis. Our revenue from sales of Strimvelis alone will not be sufficient for us to become profitable. Under the terms of our asset purchase and license agreement with GSK, or the GSK Agreement, we are required to use our best endeavors to make Strimvelis commercially available in the European Union until such time as an alternative gene therapy, is commercially available for patients, and at all times at the San Raffaele Hospital in Milan, Italy, provided that a minimum number of patients continue to be treated at this site. To become and remain profitable, we must develop and eventually commercialize product candidates with greater market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to complete necessary preclinical studies and clinical trials of our product candidates, and manufacture, market and sell these or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have only generated revenue from sales of Strimvelis, and we may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products. Although we generate revenue from the sale of Strimvelis, we do not expect to achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. For example, in connection with the GSK Agreement, we recorded a liability for Strimvelis representing the fair value of the future expected costs to maintain the marketing authorization in excess of expected future sales. Our ability to generate future revenues from product sales depends heavily on our and or our collaborators’ success in:

•	completing research and preclinical development of our product candidates and identifying attractive new gene therapy product candidates;
•	conducting and fully enrolling clinical trials in the development of our product candidates, including maintaining or reaching target enrollment levels during the COVID-19 pandemic;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete registrational clinical trials that achieve their primary endpoints;
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

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities in 2019 and the first three months of 2020, primarily due to our net loss of $163.4 million and $50.6 million, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the expansion of our commercial infrastructure in support of Strimvelis and our anticipated commercialization of OTL-200 for MLD and OTL-103 for WAS, if such product candidates are approved, continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Strimvelis and any other products for which we obtain marketing approval. Furthermore, we will continue to incur additional costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting, and our independent auditor’s attestation report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our research and development programs and/or commercialization efforts.

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

•

the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates or future product candidates, including the need to conduct long-term follow-up for up to 15 years for our development programs and additional clinical trials to support marketing approvals for our product candidates;

•

our ability to enroll clinical trials in a timely manner and to quickly resolve any delays or clinical holds that may be imposed on our development programs, including our ability to resolve delays in trial enrollment as a result of the COVID-19 pandemic;

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

We may seek to raise capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise capital through the sale of equity, convertible debt securities or other equity-based derivative securities, ownership percentages of all our shareholders may be diluted and the terms may include liquidation or other preferences that adversely affect their rights as shareholders. Any additional indebtedness we incur would result in additional increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our product candidates, or grant licenses on terms unfavorable to us. Adequate financing may not be available to us on acceptable terms, or at all. The significant volatility in public equity markets and the disruptions to the U.S. and global economies caused by the COVID-19 pandemic may make it more difficult to raise capital through sales of our ADSs on favorable terms, or at all.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated in August 2018 to become a holding company for Orchard Therapeutics (Europe) Limited, which was founded in 2015, and its subsidiaries. Our operations, to date, have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring certain of our product candidate portfolios and rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates, establishing research and development and manufacturing capabilities, establishing a quality management system, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union and building a global commercial infrastructure to support anticipated commercialization of OTL-200 for MLD and OTL-103 for WAS, if such product candidates are approved. We have not yet demonstrated the ability to obtain marketing approvals, manufacture products on a commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and setbacks.

Risks related to the discovery, development and regulatory approval of our product candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our autologous ex vivo gene therapy approach, and our future success depends on our successful development of commercially viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Although we have established a commercial infrastructure for the production of Strimvelis in the European Union and we are building a global commercial infrastructure to support commercialization of OTL-200 for MLD and OTL-103 for WAS, if such product candidates are approved, we may experience delays in establishing a sustainable, reproducible and scalable manufacturing capability with commercial CDMO partners, which may prevent us from commercializing our product candidates for which we obtain marketing approval on a timely or profitable basis, if at all.

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

The FDA and EMA have recently released a series of final guidance documents and a draft guidance document for consultation, which amongst other topics, included various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. We cannot be certain whether future guidance will be issued and be relevant to, or have an impact on, our gene therapy programs or the duration or expense of any applicable regulatory development and review processes.

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

Additionally, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and restrictions on how or where the product can be distributed, dispensed or used. Other non-U.S. regulatory authorities could impose other specific obligations, such as through a risk management plan, or RMP, submitted to the EMA. Furthermore, if we or others later identify undesirable side effects caused by our commercial product or product candidates, several potentially significant negative consequences could result, including:

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

We have limited experience conducting company-sponsored clinical trials and to date most of our product candidates have been evaluated under investigator-sponsored clinical trials using drug product manufactured at the applicable or relevant academic site. We did not control the design or administration of these investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these clinical trials. Investigator-sponsored clinical trials are often conducted under less rigorous clinical and manufacturing standards than those used in company-sponsored clinical trials. For example, the drug product used in our company-sponsored clinical trials is manufactured by third party CDMOs using current good manufacturing practices, or cGMP, standards. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-sponsored clinical trials, and may require us to obtain and submit additional clinical data prior to granting any marketing approval, which could delay clinical development or marketing approval of our product candidates. We will be required to demonstrate comparability between the manufacturing process used at academic centers with the manufacturing process used at CDMOs, and we cannot provide assurances that we will satisfy such comparability requirements. We may also be required to demonstrate improved quality and drug product manufacturing state of control in accordance with cGMP standards. For example, in the compassionate use program conducted by GOSH, one patient experienced an SAE, staphylococcal infection, possibly resulting from a bacterial growth noted in samples of the fresh drug product during the transduction procedure at this academic facility. A similar SAE, bacteremia, was observed in the clinical trial conducted at UCLA for OTL-101 with the fresh drug product manufactured at the academic facility, also possibly due to contamination of the drug product. The bacteremia resolved on Day 3 without sequelae. We believe that our commercial manufacturing processes for our product candidates, together with cryopreserved formulation, which allows for safety/microbiological testing to be completed prior to drug infusion to the patient, could mitigate the risk of contamination of products that might have resulted in such infections, but there can be no assurance that this will be the case. To the extent that the results of our current company-sponsored trials are inconsistent with, or different from, the results of any investigator-sponsored trials or raise concerns regarding our product candidates, the regulatory authorities may question the results from some or all of these trials, and may require us to obtain and submit additional clinical data from drug product manufactured by CDMOs prior to granting any marketing approval, which could delay clinical development or marketing approval of our product candidates.

Interim data and ad hoc analyses are preliminary in nature.  Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

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

For example, although sustained clinical activity has been observed in clinical trials to date for OTL-200 for MLD and OTL-103 for WAS, follow-up in each of these clinical trials is ongoing and there can be no assurance that the results, in each case as of the applicable primary endpoint measurement date, seen in clinical trials of any of our product candidates ultimately will result in success in clinical trials or provide adequate support for marketing approvals without conducting further clinical trials.  These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future trials involving our product candidates. There is limited data concerning long-term safety and efficacy following treatment with our product candidates. For example, OTL-202 for mucopolysaccharidosis type III-B, or MPS-IIIB, has not yet been tested in humans, and we recently dosed our first patient in a proof-of-concept investigational study of OTL-201 for MPS-IIIA. These and any of our other product candidates may fail to adequately demonstrate safety and efficacy in clinical development despite positive results in preclinical studies. Our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these trials will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. Additionally, the recent COVID-19 global pandemic has had and may continue to have a sustained impact on our ability to recruit and follow-up with patients either due to continued or renewed restrictions on travel or shelter-in-place orders or policies, or due to changes in patient willingness to participate in trials or travel to study sites in the wake of the pandemic. Additionally, COVID-19 related study site policies may create delays or setbacks in our ability to continue to enroll or to dose patients.  For example, the enrollment timeline for OTL-201 has been delayed by at least three months, and the delay could persist for a longer period. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. For example, due to the nature of the indications that we are initially targeting, patients with advanced disease progression may not be suitable candidates for treatment with our product candidates and may be ineligible for enrollment in our clinical trials. Therefore, early diagnosis in patients with our target diseases is critical to our success. Patient enrollment and trial completion is affected by factors including the:

•	size of the patient population and process for identifying subjects;
•	design of the trial protocol;
•	eligibility and exclusion criteria;
•	safety profile, to date, of the product candidate under study;
•	perceived risks and benefits of the product candidate under study;
•	perceived risks and benefits of gene therapy-based approaches to treatment of diseases, including any required pretreatment conditioning regimens;
•	availability of competing therapies and clinical trials;
•	severity of the disease under investigation;
•	degree of progression of the subject’s disease at the time of enrollment;
•	availability of genetic testing for potential patients;
•	proximity and availability of clinical trial sites for prospective subjects;
•	the impact of the COVID-19 global pandemic or future pandemics or similar events on patients’ willingness and ability to participate in clinical trials or on study site policies;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	patient referral practices of physicians; and
•	ability to monitor subjects adequately during and after treatment.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. As a result of the COVID-19 global pandemic, certain of our clinical sites have partially shifted and are continuing to shift significant resources to patients with COVID-19, which has extended the enrollment timeline of our OTL-201 clinical trial by at least three months and provided challenges for patient follow-up visits for all programs. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in obtaining required IRB approval at each clinical trial site;
•	delays in recruiting suitable patients and in sufficient volume to participate in our clinical trials;
•	imposition of a clinical hold by regulatory agencies;
•	failure by our academic partners, CROs, other third parties or us to adhere to clinical trial protocol and recordkeeping requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical trial sites or patients dropping out of a study;
•

delays in patient enrollment, missed assessments resulting from remote follow up visits, or delays in completion of participation as a result of the impact of the COVID-19 global pandemic or future pandemics or similar events;

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

The results from our clinical trials for OTL-200 for MLD, OTL-103 for WAS and for any of our other product candidates may not be sufficiently robust to support the submission of marketing approval for our product candidates. Before we submit our product candidates for marketing approval, the FDA and/or the EMA may require us to conduct additional clinical trials, or evaluate patients for an additional follow-up period.

The results from our clinical trials for OTL-200 for MLD and OTL-103 for WAS may not be sufficiently robust to support the submission of marketing approval for our product candidates. The FDA or EMA normally requires two registrational trials to approve a drug or biologic product, and thus the FDA or EMA may require that we conduct additional clinical trials of our product candidates prior to a BLA or MAA submission. The FDA or EMA typically does not consider a single registrational clinical trial to be adequate to serve as sufficient evidence to support a marketing authorization unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible. Additionally, while the FDA recognizes the potential for natural history models to augment the need for placebo arms in trials for drugs that target very rare disease, where trial recruitment can be especially challenging, the FDA has found the use of natural history data as a historical comparator to be unsuitable for adequate and well-controlled trials in many circumstances.

The FDA generally finds trials using historical controls to be credible only when the observed effect is large in comparison to variability in disease course. Due to the nature of the indications our product candidates are designed to treat, and the limited number of patients with these conditions, a placebo-controlled and blinded study is not practicable for ethical and other reasons. It is possible the FDA will continue not to consider our comparisons to natural history data and, where available, historical transplant data, to provide clinically meaningful results. Additionally, even though OTL-200 for MLD and OTL-103 for WAS have achieved the primary endpoints in their respective ongoing registrational clinical trials, neither the FDA nor EMA has approved the primary endpoints and data in these trials.

For example, the FDA recently provided written feedback on the sufficiency of our data package for OTL-200, including the clinical endpoints, natural history analysis and chemistry and manufacturing and controls, or CMC, data. We intend to use the FDA’s guidance to further analyze the latest available CMC and clinical data, file an IND application and seek Regenerative Medicine Advanced Therapy, or RMAT, designation in 2020 in an effort to resolve open matters before the intended BLA submission, although there can be no guarantee we will be successful in resolving such matters. It is possible that the FDA may recommend or require us to conduct further studies or analyses with respect to our product candidates or that the EMA may recommend or require us to conduct additional registrational trials for our product candidates, possibly involving a larger sample size or a different clinical trial design, particularly if the EMA does not find the results from a previous trial to be sufficiently persuasive to support a MAA submission. The FDA or EMA may also require that we conduct a longer follow-up period of patients treated with our product candidates prior to accepting a BLA or MAA submission, as applicable.

In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. There can be no assurance that the FDA, EMA or other foreign regulatory bodies will find the efficacy endpoints in our registrational trials or any efficacy endpoint we propose in future registrational trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in current or future registrational trials to a degree of statistical significance, and with acceptable safety profiles. The FDA may further refer any future BLA submission to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. This review may add to the time for approval, and although the FDA is not bound by the recommendation of an advisory committee, objections or concerns expressed by the advisory committee may cause the FDA to delay or deny approval. We also may experience regulatory delays or rejections as a result of many factors, including SAEs involving our product candidates, changes in regulatory policy or changes in requirements during the period of our product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

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

To date, most of the clinical trials conducted on our product candidates have been conducted outside the United States. For example, we do not yet have an IND open in the United States for OTL-200 for MLD, OTL-203 for MPS-I or OTL-300 for TDT. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, as noted in the risk factor immediately above. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, due to study design or otherwise, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Further, without an IND open in the United States, we forego more frequent interactions and dialogue with FDA regarding the design and conduct of our trials as well as product comparability, which may delay or halt the development of our product candidates later in development should FDA later disagree with the design or conduct of our trials or product comparability approach.

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

In those cases where clinical trials were conducted using vector and/or drug product manufactured at academic research centers, we will need to demonstrate comparability between vector and drug product manufactured by our CDMOs with vector and/or drug product manufactured at such academic centers. Similarly, in those cases where clinical trials were conducted using fresh drug product, we will need to demonstrate comparability between drug product that has been cryopreserved and fresh drug product. In some cases, clinical trials were conducted using drug product using bone marrow or mobilized peripheral blood, or both, as the cellular source. In some cases, we may seek to demonstrate comparability between drug product manufactured using one cellular source and another and in some cases we may elect to initially seek approval of our product candidate using one cellular source only, and subsequently seek approval for the use of the other cellular source. We cannot be assured that the FDA, EMA or other regulatory authority will not require us to conduct additional analytical comparability analyses, preclinical studies and/or clinical trials before approving our product candidates using these production methods and processes. Moreover, we cannot be assured that our analytical comparability analyses or clinical trials will be sufficiently robust to support approval or our product candidates using these production methods and processes. For example, both the FDA and the EMA have advised us that they will require clinical data using drug product that has been cryopreserved as part of our planned BLA and MAA submissions for OTL-103 for WAS.

If the FDA, EMA or other regulatory authority does not accept our comparability data or if an adequate potency assay for a product candidate is not available or supported by such regulatory authority, our regulatory approval for such product candidate, if any, will be limited or delayed. For example, if one or more of these regulatory authorities does not accept that our cryopreservation process produces a product candidate that is comparable to our fresh drug product, our regulatory approval, if any, would be limited to our fresh product candidate until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials or require additional test method development. Potency assays that measure strength (e.g., enzymatic activity, or other relevant function) of each active ingredient are required for release testing of licensed biological drug products, comparability and stability analysis.  In certain conditions, such as MLD and ADA-SCID, the potency of a product candidate may be readily measured through enzymatic activity; however, for an intracellular protein such as WAS, such an assay is not so readily available.  We are therefore working with the FDA and EMA to identify a relevant function by which potency can be measured for OTL-103 for the treatment of WAS.  If an adequate potency assay for a product candidate, such as OTL-103, is not available, or if the FDA, EMA or other regulatory authority require additional tests or recommend a different approach to support the potency of any of our product candidates, regulatory approval for any such product candidates, if any, will be delayed, and such regulators might request additional clinical data to support comparability analysis.. Similarly, if one or more of these regulatory authorities does not accept that our drug product manufactured with HSCs derived from the patient’s mobilized peripheral blood is comparable to drug product manufactured with HSCs derived from the patient’s bone marrow, our regulatory approval, if any, would be limited to drug product manufactured with HSCs derived from the patient’s bone marrow until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials. In April 2020, the FDA advised us that we may need to generate additional data to demonstrate the comparability of our OTL-200 drug product derived from the patient’s mobilized peripheral blood and the OTL-200 drug product derived from the patient’s bone marrow, and that the data provided to date are inadequate to determine if the two materials are comparable.  Further, the FDA requested that we provide data that demonstrates the comparability of the different OTL-200 product formulations used across our trials. Failure to demonstrate such comparability, or if we are required to conduct additional testing or additional clinical trials, potentially at additional sites, would adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

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

In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, regulatory agencies may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. Regulators may approve a product candidate for a smaller patient population (such as pre-symptomatic MLD patients as opposed to symptomatic patients), drug formulation (such as drug product using HSCs derived from bone marrow as opposed to mobilized peripheral blood or vice versa) or manufacturing processes (such as fresh drug product as opposed to cryopreserved or use of different manufacturing facilities), than we are seeking. If we are delayed in obtaining or unable to obtain necessary regulatory approvals, or more limited regulatory approvals than we expect, our business, prospects, financial condition and results of operations may suffer.

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

The FDA and comparable other regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. OTL-101 for ADA-SCID has received a Breakthrough Therapy designation from the FDA, OTL-103 for WAS received RMAT designation from the FDA and OTL-300 received a Priority Medicines, or PRIME, designation from EMA.  Despite these designations, there can be no assurance that we will successfully obtain these or other designations for any of our other product candidates. In addition, while such designations could expedite the development or review process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, the FDA has granted Rare Pediatric Disease designation to Strimvelis, OTL-101 for ADA-SCID, OTL-200 for MLD, OTL-103 for WAS and OTL-201 for MPS-IIIA, and we may seek Rare Pediatric Disease designation for some of our other product candidates. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Under the FDA’s Rare Pediatric Disease Priority Review Voucher, or PRV, program, upon the approval of a BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent new drug application or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program until September 30, 2020, with potential for PRVs to be granted until 2022. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for OTL-101 for ADA-SCID OTL-200 for MLD, OTL-103 for WAS and OTL-201 for MPS-IIIA and qualify for such a PRV, the program may no longer be in effect at the time or the value of any such PRV may decrease such that we are may not be able to realize the benefits of such PRV.

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

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies, some of which are being marketed by large and international companies. In addition, we expect to compete with new treatments that are under development or may be advanced into the clinic by our competitors. There are a variety of product candidates, including gene therapies, in development for the indications that we are targeting, including new areas that we may target as part of our strategic initiatives.

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

As part of our strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in May 2020 we announced our decision to reduce investment in the development of OTL-101 for ADA-SCID and OTL-300 for TDT and to focus on other product candidates in our pipeline and new research and development efforts in less rare diseases. Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize OTL-101 for ADA-SCID or OTL-300 for TDT, and if we choose to reprioritize OTL-101 or OTL-300 in the future, we may experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

Biological products are inherently difficult to manufacture, and gene therapy products are complex biological products, the development and manufacture of which necessitates substantial expertise and capital investment. Strimvelis and our product candidates are individually manufactured for each patient using complex processes in specialized facilities. Our production process requires a variety of raw materials, some of which are highly specialized, including the viral vector that encodes for the functional copy of the missing or faulty gene to treat a specific disease. Some of these raw materials have limited and, in some cases, sole suppliers. Even though we plan to have back-up supplies of raw materials whenever possible, we cannot be certain such supplies will be sufficient if our primary sources are unavailable. A shortage of a critical raw material or a technical issue during manufacturing may lead to delays in clinical development or commercialization of our product candidates. Additionally, production difficulties caused by unforeseen events may delay the availability of one or more of the necessary raw materials or delay the manufacture of our product candidates for use in clinical trials or for commercial supply. As a result of the COVID-19 global pandemic, some of our CDMOs have experienced, and are likely to continue to experience, delays and other direct impacts at their manufacturing sites as a result of travel restrictions, shelter-in-place policies or restrictions and other disruptions caused by the pandemic.

We have contracted with third party CDMOs for the manufacture of our viral vectors and drug product. We expect these CDMOs will be capable of providing sufficient quantities of our viral vectors and gene therapy products to meet the anticipated scale of our clinical trials and current and initial commercial demands, if any additional products are approved. However, to meet our projected needs for further commercial manufacturing and clinical trials of new product candidates, third parties with whom we currently work might need to increase their scale and frequency of production or we will need to secure alternate suppliers or develop in-house capabilities. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements; however, identifying and establishing relationships with such sources, if necessary, could result in significant delays or material additional costs, which could delay or prevent the development of our product candidates and would have a negative impact on our business, financial condition and results of operations.

Additionally, the manufacturers of pharmaceutical products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure of our CDMOs to adhere to or document compliance to such regulatory requirements could lead to a delay or interruption in the availability of our program materials for clinical trials. If our manufacturers were to fail to comply with the FDA, EMA, or other regulatory authority, it could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of raw materials, product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. Our dependence upon others for the manufacture of our gene therapies may also adversely affect our future profit margins and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

Delays in obtaining regulatory approval of our or our CDMOs’ manufacturing process and facility or disruptions in our manufacturing process may delay or disrupt our commercialization efforts. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product.

Before we can begin to commercially manufacture our viral vector or product candidates in a CDMO facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility in which manufacturing is performed. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre-approval inspection of our CDMOs manufacturing facility by the FDA and other relevant regulatory authorities before any of our gene therapy product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of our processes, quality systems, methods, equipment, policies and procedures are compliant with cGMP, and perform extensive audits of vendors, contract laboratories, CDMOs and suppliers. If any of our vendors, contract laboratories, CDMOs or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to spend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

We do not have experience as a company managing a complex supply chain or satisfying manufacturing-related regulatory requirements.

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

Managing an autologous ex vivo gene therapy supply chain is highly complex.  We must identify, engage, and coordinate with treatment centers where patients’ cellular source material must be collected, prepared, stored and transported to the manufacturing facility and the cryopreserved drug product must be returned to the treatment center for administration into the patient using controlled temperature shipping containers.

Once collected from the patient, the cellular source material must be prepared and stored according to specified procedures. While we intend to standardize the processes at treatment centers, if there is a deviation of the processes, the cellular source material from a patient could be adversely impacted and potentially result in manufacturing failures. The patients’ cellular materials must be transported to the manufacturing facility using a shipping container that maintains the material at a cool temperature and must typically be delivered and processed within three days of collection. While we intend to use reputable couriers and agents for the transport of such materials, if the shipping container is opened or damaged such that the cool temperature is not maintained, the cellular source material may be adversely impacted and it may not be feasible to manufacture a drug product for the patient. Similarly, if a shipment is delayed due to adverse weather, misrouting, being held up at a customs point, COVID-19 impacts or other events, the cellular source material may not be delivered within a time window that will allow for its use for the successful manufacture of a drug product.

Similarly, the patient’s autologous drug product must be returned to the clinical site for administration into the patient using a specialized shipping container that maintains the material at a very low temperature for a period of typically up to ten days. While we intend to use reputable couriers and agents for the transport of our drug products, if the shipping container is opened or damaged such that the very low temperature is not maintained, the drug product may be adversely impacted and it may not be feasible to administer it to the patient or, if administered, it could cause harm to the patient. Similarly, if a shipment is delayed due to adverse weather, misrouting, being held up at a customs point, COVID-19 impacts or other events, and is not delivered to the clinical site within the time period that the very low temperature is maintained, the drug product may be adversely affected and be unable to be administered or, if administered, could cause harm to the patient.

We may be delayed or unable to identify, engage, successfully coordinate or qualify with treatment centers in the regions we are targeting as part of our commercial launch strategy, which could delay or prevent patients from receiving gene therapy treatments, if approved.  For example, due to COVID-19-related travel restrictions, in-person visits to qualify certain potential treatment centers have been postponed or required to take place remotely.  If our treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm.

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

Our viral vectors and drug products are manufactured using technically complex processes in specialized facilities, sometimes using specialized equipment with highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our gene therapies, subjects us to manufacturing risks. While viral vectors and drug product released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following their release. In addition, process deviations or unanticipated effects of approved process changes may result in viral vector and/or drug product not complying with stability requirements or specifications. Our viral vectors and drug product must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, our viral vectors and drug products’ remaining shelf-lives could be impaired or their efficacy and safety could be negatively impacted, making them no longer suitable for use. For example, patients’ cellular material must be received by the manufacturing facility typically within three days after collection, and our gene therapy must be received by the clinical site typically within ten days after shipping from the manufacturing facility. The occurrence, or suspected occurrence, of manufacturing and distribution difficulties can lead to lost inventories and, in some cases, product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches. Any interruption in the supply of finished products, due to transportation or other delays, including delays or disruptions resulting from the impact of the COVID-19 pandemic, or the loss thereof could hinder our ability to timely distribute our products and satisfy customer demand. Any unforeseen failure in the storage of the viral vectors or drug products or loss in supply could delay our clinical trials and result in a loss of our market share for our commercial product or our product candidates, if approved, and negatively affect our business, financial condition, results of operations and prospects.

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

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report apply to the activities of our collaborators.

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

We are not and will not be able for the foreseeable future to independently manufacture material for our planned clinical programs or our commercial supply, Strimvelis or any other product for which we obtain marketing approval. We currently rely on our CDMOs and in some cases academic partners for the production of our viral vectors and product candidates for our ongoing registrational and clinical trials and preclinical studies. For future clinical trials and for products for which we obtain marketing approval, we intend to utilize materials manufactured by CDMOs. If our academic partners or these CDMOs do not successfully carry out their contractual duties, meet expected deadlines or manufacture our viral vector and product candidates in accordance with regulatory requirements or if there are disagreements between us and our academic partners or these CDMOs, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support approval of our product candidates or the FDA, EMA or other regulatory agencies may refuse to accept our clinical or preclinical data. In such instances, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or available on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a negative impact on our business, financial condition, results of operations and prospects.

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
•

disruptions to the operations of our third-party manufacturers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider or the COVID-19 global pandemic or similar future pandemics or disruptions.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to monitor and manage data for our ongoing preclinical and clinical programs. For example, OTL-102 for X-CGD is currently being investigated in ongoing academic-sponsored clinical trials at Boston Children’s Hospital, the NIH and UCLA in the United States, and GOSH in Europe. While we will have agreements governing the activities of our academic partners and CROs, we will control only certain aspects of their activities and have limited influence over their actual performance.

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

We do not control the design or conduct of the academic-sponsored trials, and it is possible that the FDA or EMA will not view these academic-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements provide us certain information rights with respect to the academic-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the academic-sponsored trials. However, we do not have control over the timing and reporting of the data from academic-sponsored trials, nor do we own the data from the academic-sponsored trials. If we are unable to confirm or replicate the results from the academic-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of OTL-102 for X-CGD, OTL-203 for MPS-I, OTL-201 for MPS-IIIA or any other product candidate investigated in an academic-sponsored clinical trial. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the firsthand knowledge we might have gained had the academic-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

We currently depend on a limited number of suppliers and, in some instances, a sole supplier, for some of the components and equipment necessary for the production of our viral vectors and drug product. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. There are, in general, relatively few alternative sources of supply for these components, and in some cases, no alternatives. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. As a result of the COVID-19 pandemic, we may experience supply shortages from some of our suppliers. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

Our reliance on these suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

•	the interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•	a lack of long-term supply arrangements for key components with our suppliers;
•	the inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•	a delay in delivery due to our suppliers prioritizing other customer orders over ours;
•	damage to our reputation caused by defective components produced by our suppliers;
•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers;
•	interruptions, shortages, delivery delays and potential discontinuation of supply as a result of the ongoing COVID-19 global pandemic, or any recurrence of the pandemic or future pandemics; and
•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

If our product candidates are approved for commercialization, we currently intend to seek to commercialize them in the United States and Europe directly with specialized teams, given the relative rarity of the indications we are targeting. We currently have a limited marketing and sales team for the marketing, sales and distribution of our commercial product and our product candidates, if approved. In order to commercialize Strimvelis and OTL-200 for MLD and OTL-103 for WAS, if approved, or any of our other product candidates that may be approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future product that we may develop;
•	changes or setbacks at treatment centers contracted for the administration of any approved treatments;
•	the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

To successfully commercialize any products that may result from our development programs, we need to continue to expand our market development capabilities, either on our own or with others. The development of our own marketing capabilities is, and will continue to be, expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates, if approved. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If the size and value of the market opportunities for our product candidates are smaller than our estimates, our product revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for primary immune deficiencies, inherited metabolic and neurodegenerative genetic disorders and rare inherited blood disorders. Additionally, we plan to focus research and development projects on less rare indications, including two new research programs. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for ultra-rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we advance our product candidates towards commercialization, learn more about market dynamics and engage with regulators on potential marketing approvals, our view of the initial potential market opportunity for our products will become more refined.  In some cases, the approved label may initially be directed to a narrower patient population with the opportunity to expand the label upon submission of additional clinical data. For example, in the case of OTL-200 for MLD we are now initially focused primarily on annual incidence of the disease, and in the case of OTL-103 for WAS we are initially focused primarily on prevalence of the disease. In each case this means the initial market opportunity for these product candidates may be smaller than the total addressable market opportunity that could be achieved over time.  Moreover, we recently decided to reduce our investment in two of our product candidates, OTL-101 for ADA-SCID and OTL-300 for TDT.  If we are unable to advance other product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, we may not address the entirety of the opportunity we are seeking. As a result, the number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve market approval. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as stem cell transplants. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered and paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow the CMS to a substantial degree. It is difficult to predict what the CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Factors payors consider in determining reimbursement are based on whether the product is:

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019)  point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA.

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

Additionally, in January 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on non-exempt medical devices. However, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future. Further, the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Thus, the full impact of the ACA, any law replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the CARES Act, these reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.  While a number of proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business.  Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are highly dependent on principal members of our executive team and key employees, including our Chief Executive Officer and our President & Chief Operating Officer, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

In addition, changes in senior management may cause disruptions to our business.  In March 2020, Mark Rothera stepped down as our President & Chief Executive Officer. Bobby Gaspar, M.D., Ph.D. was appointed as Chief Executive Officer, and Frank Thomas was appointed as President & Chief Operating Officer. If we are unable to manage an orderly transition in this case or for other key personnel in the future, our business may be adversely affected.

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

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business, and we may experience difficulties in managing our current and any future restructurings.

In May 2020, we undertook an organizational restructuring that reduced our workforce by approximately 25%, including the closure of our Menlo Park, California office. We also decided to discontinue building out our manufacturing facility in Fremont, California, despite having devoted costs and resources to the project, which may not be recouped, and despite incurring wind down costs associated with abandoning the construction. If we are unable to sublease the facility, assets totaling up to $25.0 million could be impaired. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. This restructuring, and the attrition that may occur following this reduction in force, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the company, all of which could adversely affect our operations. Such effects from our restructuring program could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our restructuring program. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or make cash payments as a result of our restructuring initiative that were not previously contemplated which could result in an adverse effect on our business or results of operations. Our restructuring plan may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

Our future results will suffer if we do not effectively manage our expanded operations as a result of our acquisition of Strimvelis, OTL-200 for MLD, OTL-103 for WAS, OTL-203 for MPS-I and OTL-300 for TDT or of future acquisitions or strategic transactions.

We acquired worldwide rights to Strimvelis, OTL-200 for MLD, OTL-103 for WAS and OTL-300 for TDT in April 2018 pursuant to the GSK Agreement, and worldwide rights to OTL-203 for MPS-I in May 2019 pursuant to an exclusive licensing agreement with Telethon-OSR. The GSK Agreement significantly changed the composition of our operations, markets and product candidate mix, and we are continuing to adapt our organization to support these acquisitions. For example, in May 2020, we announced a reduction of the investment in and scope of our OTL-101 and OTL-300 programs and, based on the reallocation of capital, we have determined to prioritize other programs, including research and development projects in less rare indications. Our future success depends, in part, on our ability to continue to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

Our failure to adequately address the financial, operational or legal risks of our acquisition of the rights to Strimvelis, OTL-200 for MLD, OTL-103 for WAS, OTL-203 for MPS-I and OTL-300 for TDT, or any future acquisitions, license arrangements, or other strategic transactions related to our current or future product candidates could harm our business. Financial aspects of such future transactions that could alter our financial position, or operating results include:

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners, CROs and CDMOs. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA, EMA or of other foreign regulatory authorities, provide accurate information to the FDA, EMA and other foreign regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions such as criminal and administrative penalties, damages, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

•

The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

Many state laws govern the privacy of personal information in specified circumstances. For example, in California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As of March 2020, the California State Attorney General has proposed varying versions of companion draft regulations, which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General will commence enforcement actions against violators beginning July 1, 2020. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers, some of whom receive share options as compensation for services provided, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

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

As a company based partly in the United Kingdom, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•

economic weakness, including inflation, or political instability in the United Kingdom and other non-U.S. economies and markets, including the substantial economic dislocation that has occurred and is likely to persist as a result of the impact of the COVID-19 global pandemic;

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
•

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, fires and public health epidemics and pandemics, including the current COVID-19 global pandemic.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our ADSs.

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as Brexit. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the “Exit Day”). A post-Brexit transition period started on the Exit Day and is scheduled to expire on December 31, 2020. These arrangements may be extended beyond 2020 if both the United Kingdom and the EU agree to an extension before the end of June 2020. Due to the current COVID-19 global pandemic, negotiations between the U.K. and the EU scheduled for March were not held, and there is an increased likelihood that the transition period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended). During the transition period most laws of the European Union continue to apply to the United Kingdom while the future relationship between the United Kingdom and the European Union is formally negotiated based on terms set out in the political declaration on the framework for the future relationship made by the United Kingdom and European Union negotiators. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms, barrier-free access between the United Kingdom and other European Member States or among the European Economic Area, or EEA, overall could be diminished or eliminated.

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

Earthquakes, fires or other natural disasters, including health epidemics and pandemics, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, fire, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other facilities, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Business interruptions resulting from the COVID-19 pandemic or similar public health crises have caused and may continue to cause a disruption to the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks can adversely impact our business. The COVID-19 global pandemic is continually evolving, and to date has caused significant disruptions to the U.S. and global economies, has contributed to significant volatility and negative pressure in financial markets, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have already impacted various aspects of our business and our operations and are likely to continue to impact our operations. The extent to which the COVID-19 global pandemic impacts our operations, or those of our third-party partners, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the duration of the pandemic and related disruptions as a result of “shelter-in-place” orders or similar mandatory or voluntary restrictions, renewed outbreaks in the future, new information that may emerge concerning the severity of the pandemic and other actions to contain the coronavirus or treat its impact, among others.

In response to the pandemic, we implemented a work from home policy, and our administrative employees continue to work outside of our offices, and we have restricted on-site staff to only those required to execute certain laboratory, manufacturing and related support activities. Continued remote working could have a variety of impacts on our business, including increasing our cyber security risk, creating data accessibility concerns, and making us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, manufacturing sites and clinical trial sites. We may also experience difficulty in recruiting and onboarding new employees. In addition, as a result of continued shelter-in-place orders or policies or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.

We are conducting clinical trials for our product candidates in the United States and Europe, which are currently being affected by the COVID-19 pandemic and will likely continue to be affected. While our clinical sites are currently still treating patients in trials for OTL-201, OTL-103 and OTL-200 (for the treatment of MPS-IIIA, WAS and MLD, respectively), these centers are also devoting significant resources to patients with COVID-19, which could limit their ability to enroll additional patients in ongoing clinical trials. As a result, we expect COVID-19-related impacts will shift the enrollment timeline of our OTL-201 clinical trial by at least three months. Some factors from the COVID-19 pandemic that have delayed and may continue to delay or otherwise adversely affect enrollment in or the progress of our clinical trials for some or all of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals or academic centers serving as our clinical trial sites and staff supporting the conduct of our clinical trials;

•

limitations on travel that could interrupt treatment center qualification, key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our clinical trials;

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, disruptions or delays in subleasing any leased facilities no longer required for our business operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors;

•

business disruptions involving our third parties on whom we rely, including CROs and other collaborators for the conduct of our clinical trials or our third party suppliers or CDMOs, which could impact their ability to perform adequately or disrupt our supply chain; and

•	changes in hospital or research institution policies or government regulations, which could delay or adversely impact our ability to conduct our clinical trials.

Trial procedures (particularly any procedures that may be deemed non-essential), patient dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to the above factors or other reasons related to the pandemic. Furthermore, if the coronavirus continues to spread, or recurs in the future, some patients and clinical investigators may not be able to comply with clinical trial protocols or we may see increased rates of patients withdrawing from any planned clinical trial following enrollment, including as a result of contracting COVID-19, quarantines or other travel limitations (whether voluntary or required), which may impede patient movement, affect access to trial sites, or interrupt healthcare services. Moreover, follow-up visits associated with our active clinical trials are in most cases being conducted using alternative data collection approaches due to COVID-19 travel and other trial site limitations. Though we are following the FDA and EMA guidance on the management of clinical trials during the COVID-19 pandemic, we may also utilize other alternative approaches that may not be as effective as traditional approaches, and regulatory bodies, such as the FDA and EMA, may not approve such data collection techniques and may consider the data collected during the COVID-19 pandemic insufficient support for the relevant regulatory filings. Additionally, we anticipate that the COVID-19 pandemic may result in regulatory delays, including delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals. The pandemic may also result in greater regulatory uncertainty. For example, while the FDA and EMA have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including protocol deviations and adverse event reporting, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance. Any disruption or delay in our ability to complete preclinical and clinical development of our product candidates could impair our ability to successfully gain regulatory approval for and ultimately commercialize our product candidates and may harm our business and results of operations.

The extent and impact of such disruptions are currently unpredictable. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development, study and regulatory submissions of our product candidates. While we are still preparing for a potential approval by the EMA in 2020 of OTL-200 for the treatment of MLD under an accelerated assessment, the timeline could be extended as a result of the coordination needed among us, the EMA, our clinical site, our manufacturing partners and other key stakeholders involved in the review process during this time. For instance, if the GMP inspection of our CDMO partner is further delayed or results in critical observations, our accelerated assessment status could be compromised.  The COVID-19 global pandemic may also result in interruption or delays in the operations of the FDA and EMA and other regulatory agencies, which could further delay our anticipated regulatory submissions of our product candidates.

In addition, the COVID-19 pandemic has impacted our ability to generate revenue from the sale of Strimvelis. Ospedale San Raffaele, Milan, Italy, the treatment site for Strimvelis, postponed scheduling and treating non-urgent patients with the therapy though currently expects to resume such treatments in June 2020.  Although we derive limited revenue from sales of Strimvelis, a prolonged postponement of treatments would significantly reduce our sole source of product revenue.

The extent to which the COVID-19 pandemic impacts our business, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, our research programs, healthcare systems or the global economy as a whole. However, these effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, which may in turn also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

Exchange rate fluctuations may materially affect our results of operations and financial condition.

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us. These adverse impacts may be exacerbated by the ongoing economic dislocation caused by the COVID-19 global pandemic. Although we are based in the United Kingdom, we source research and development, manufacturing, consulting and other services from the United States and the European Union. Further, potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

We have debt service obligations and may incur additional indebtedness in the future, which could adversely affect our financial condition and results of operations and our ability to react to changes in our business.

We currently have $25.0 million of principal indebtedness outstanding under our senior term facilities agreement dated as of May 24, 2019, as amended April 7, 2020, between us, as borrower, and MidCap Financial (Ireland) Limited, as lender, or the Credit Facility. We have the ability to borrow up to an additional $50.0 million in the future under the Credit Facility upon satisfaction of certain conditions. Our existing indebtedness and any additional indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position.

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

Our Credit Facility contains usual and customary restrictive covenants relating to the operation of our business, including restrictions on our ability:

•	to incur or guarantee additional indebtedness;
•	to incur or permit to exist certain liens;
•	to undergo a change in control;
•	to amend material agreements and organizational documents;
•	to effect certain mergers, consolidations, asset sales and acquisitions; and
•	to pay dividends on, or redeem or repurchase, share capital, enter into transactions with affiliates or materially change our business.

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

Despite our security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The ongoing COVID-19 pandemic and the related disruptions to our business and our collaborators’, contractors’ and consultants’ businesses may increase the risk of cyberattacks. If any cyberattack or data breach were to occur in the future and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

We are highly dependent on the intellectual property and data licensed to us by third parties that are important or necessary to the development of our technology and products and product candidates, including technology related to the manufacture and use of our products and product candidates. In particular, we do not own any patents or patent applications and have not in-licensed any issued patents related to Strimvelis or any of our lead product candidates. We have in-licensed one U.S. patent application and a counterpart European patent application, know-how and data from UCLA and UCL Business plc, or UCLB, relating to OTL-101 for ADA-SCID. In addition, we have in-licensed certain know-how and data from GSK and Telethon-OSR, relating to Strimvelis, OTL-103 for WAS, OTL-200 for MLD, and OTL-300 for TDT, and certain know-how and data from Telethon-OSR relating to OTL-203 for MPS-I. Any termination of these license rights could result in the loss of significant rights and could harm or prevent our ability to commercialize our products and product candidates.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. We currently do not own any patents or patent applications and have not in-licensed any issued patents related to Strimvelis, OTL-200 or OTL-103. Many of our products and product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all. Our or our licensors’ failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties, in particular, other established and better financed gene therapy companies having established development, manufacturing and distribution capabilities, to make competing products or impact our ability to develop, manufacture and market our products and product candidates, even if approved, on a commercially viable basis, if at all, which could have a material adverse effect on our business.

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

We currently do not own any issued patents related to Strimvelis or our lead product candidates. Certain intellectual property related to Strimvelis and all of our product candidates are in-licensed from third parties but we have not in-licensed any issued patents related to Strimvelis or any of our product candidates, except for OTL-101 for which we have in-licensed a U.S. patent and its counterpart European patent from The Regents of the University of California and University College London. In certain situations and as considered appropriate, we and our licensors have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States relating to current and future products and product candidates that are important to our business. However, we cannot predict whether the patent applications currently being pursued will issue as patents, whether the claims of any resulting patents will provide us with a competitive advantage or prevent competitors from designing around our claims to develop competing technologies in a non-infringing manner, or whether we will be able to successfully pursue patent applications in the future relating to our current or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

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

Some of the intellectual property rights we have licensed , including rights licensed to us by UCLA relating to our OTL-101 product candidate for ADA-SCID, may have been generated through the use of U.S. government and California state funding and may therefore be subject to certain federal and state laws and regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products and product candidates pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. With respect to state funding, specifically funding via the California Institute of Regenerative Medicine, or CIRM, the grantee has certain obligations and the state or CIRM has certain rights. For example, the grantee has an obligation to share intellectual property, including research results, generated by CIRM-funded research, for research use in California.

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

The trading price of our ADSs has fluctuated, and is likely to continue to fluctuate significantly.  The market price of our ADSs depends on a number of factors, some of which are beyond our control. In addition to the factors discussed in this “Item 1.A.—Risk Factors” and elsewhere in this Quarterly Report, these factors include:

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
•

general economic and market conditions, including the significant disruptions to the U.S. and global economies and the related significant volatility and negative pressure in financial markets caused by the COVID-19 global pandemic;

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

Based upon our ordinary shares outstanding as of March 31, 2020, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 55% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

If any holders or beneficial owners of ADSs bring a claim against us or the depositary in connection with matters arising under the deposit agreement or the ADSs, including claims under federal securities laws, such holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us and/or the depositary. If a lawsuit is brought against us and/or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.

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

Except as described in this Quarterly Report and the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. Under the terms of the deposit agreement, holders of the ADSs may instruct the depositary to vote the ordinary shares underlying their ADSs. Otherwise, holders of ADSs will not be able to exercise their right to vote unless they withdraw the ordinary shares underlying their ADSs to vote them in person or by proxy in accordance with applicable laws and regulations and our Articles of Association. Even so, ADS holders may not know about a meeting far enough in advance to withdraw those ordinary shares. If we ask for the instructions of holders of the ADSs, the depositary, upon timely notice from us, will notify ADS holders of the upcoming vote and arrange to deliver our voting materials to them. Upon our request, the depositary will mail to holders a shareholder meeting notice that contains, among other things, a statement as to the manner in which voting instructions may be given. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs. A shareholder is only entitled to participate in, and vote at, the meeting of shareholders, provided that it holds our ordinary shares as of the record date set for such meeting and otherwise complies with our Articles of Association. In addition, the depositary’s liability to ADS holders for failing to execute voting instructions or for the manner of executing voting instructions is limited by the deposit agreement. As a result, holders of ADSs may not be able to exercise their right to give voting instructions or to vote in person or by proxy and they may not have any recourse against the depositary or us if their ordinary shares are not voted as they have requested or if their shares cannot be voted.

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

Sales of a substantial number of our ADSs in the public market by our existing shareholders could cause the market price of our ADSs to drop significantly.

Sales of a substantial number of our ADSs in the public market could occur at any time or the perception in the market that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of March 31, 2020, we have outstanding 97,564,565 ordinary shares. The holders of up to 24,699,842 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, 15,050,207 ordinary shares reserved for issuance upon the exercise of existing options outstanding as of March 31, 2020 under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

Claims of U.S. civil liabilities may not be enforceable against us.

We are incorporated under English law. Certain members of our board of directors and senior management are non-residents of the United States, and a substantial portion of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.

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

In particular, our independent registered public accounting firm is required to provide an annual attestation report, in compliance with Section 404 of the Sarbanes-Oxley Act, regarding the effectiveness of our internal control over financial reporting. See “–We will continue to incur increased costs as a result of operating as a company whose ADSs are publicly traded in the United States, and our management is required to devote substantial time to new compliance initiatives.”

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As a large-accelerated filer, we also require an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to shareholder litigation, which could have an adverse impact on the market price or our ADSs and cause us to incur additional expenses.

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

In December 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or TCJA, which makes significant changes to the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation and other changes that may impact our operations, in particular the operations of our wholly-owned U.S. subsidiary, Orchard Therapeutics North America.

In response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. The CARES Act lifts certain deduction limitations originally imposed by the TCJA. Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years to recover taxes paid in prior years. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.

Regulatory guidance under the TCJA, FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could have a material impact on our business and financial condition. It is likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR or the CARES Act.

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change tax attributes (such as research tax credits) to offset its post-change tax liabilities may be limited. We have completed several financings since our inception, which we believe have resulted in a change in control as defined by IRC Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our share ownership. As a result, if we incur U.S. federal tax liability, our ability to use our pre-change tax attributes carryforwards to offset U.S. federal tax liability may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the quarter ended March 31, 2020, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 4, 2020, we committed to a new strategic plan and restructuring intended to enable us to advance our corporate strategy while reducing overall operating expenses, including ceasing construction and build-out of our Fremont, California manufacturing facility, closing our office in Menlo Park, California, reducing our workforce by approximately 25% across the company, eliminating a number of future positions expected to be recruited in 2020 and 2021, reducing our investment in the future development of OTL-101 for ADA-SCID and OTL-300 for TDT, and other cost-saving measures (collectively, the “Restructuring”). The workforce reduction will take place primarily during the second and third quarters of 2020.

We estimate that we will incur aggregate charges of approximately $2.1 million in the second and third quarters of 2020 as a result of the Restructuring, consisting of one-time cash expenditures for severance and employee termination-related costs. We will accelerate the depreciation on certain property and equipment in the Menlo Park, California office, which lease will expire at the end of 2020, to reflect its intended remaining useful life. We intend to sublease the Fremont, California manufacturing facility in the future. We expect that the Restructuring will result in approximately $125.0 million in cost savings in combined fiscal years 2020 and 2021. These estimates of the costs that the company expects to incur and potential cost savings, and the timing thereof, are subject to a number of assumptions. Actual results may differ materially, and additional charges not currently expected may be incurred in connection with, or as a result of, the Restructuring.

Item 6. Exhibits.

Exhibit Number	Description

10.1*#	2019 Short-Term Incentive Plan.

10.2*†	Amendment Nos. 5 and 6 to License and Development Agreement, by and between the registrant and Oxford BioMedica (UK) Limited, dated November 28, 2016.

10.3*	Amendment to Senior Term Facilities Agreement by and between the registrant and MidCap Financial (Ireland) Limited, as agent, dated April 7, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: May 7, 2020	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)