Form 10-Q
period 2020-06-30
Orchard Therapeutics plc
filed 2020-08-06
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 31, 2020, the registrant had 97,577,100 ordinary shares, nominal value £0.10 per share, outstanding.

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

•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our commercial product and product candidates, if approved;
•	the adequacy, scalability and commercial viability of our manufacturing capacity, methods and processes, including those of our manufacturing partners, and plans for future development;
•	the rate and degree of market acceptance and clinical utility of our commercial product and product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•

the impact of the COVID-19 global pandemic and related downturn of the U.S. and global economies, as well as on our business operations, including clinical trials, and the operations of our third-party manufacturers and suppliers;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$41,174	$19,053
Marketable securities	187,480	305,937
Trade receivables	723	1,442
Prepaid expenses and other current assets	12,760	8,530
Research and development tax credit receivable, current	12,995	14,934
Total current assets	255,132	349,896
Non-current assets:
Operating lease right-of-use-assets	18,642	19,415
Property and equipment, net	5,460	7,596
Research and development tax credit receivable	19,734	13,710
Restricted cash	4,266	4,264
Other assets	11,342	4,400
Total assets	$314,576	$399,281
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,590	$11,984
Accrued expenses and other current liabilities	19,811	37,980
Operating lease liabilities	5,924	5,892
Notes payable, current	694	—
Total current liabilities	42,019	55,856
Notes payable, long-term	24,192	24,699
Operating lease liabilities, net of current portion	17,171	15,320
Other long-term liabilities	4,173	4,213
Total liabilities	87,555	100,088
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Ordinary shares, £0.10 nominal value	12,405	12,331
Additional paid-in capital	757,296	738,481
Accumulated other comprehensive income	9,050	2,042
Accumulated deficit	(551,730)	(453,661)
Total shareholders’ equity	227,021	299,193
Total liabilities and shareholders’ equity	$314,576	$399,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales, net	$597	$—	$597	$—
Costs and operating expenses:
Cost of product sales	191	—	191	—
Research and development	31,568	40,478	$56,404	57,971
Selling, general and administrative	15,659	13,674	35,804	24,464
Total costs and operating expenses	47,418	54,152	92,399	82,435
Loss from operations	(46,821)	(54,152)	(91,802)	(82,435)
Other income (expense):
Interest income	892	1,727	2,372	3,350
Interest expense	(568)	(245)	(1,181)	(245)
Other income (expense), net	(943)	1,368	(7,733)	(2,118)
Total other income (expense), net	(619)	2,850	(6,542)	987
Net loss before income tax	(47,440)	(51,302)	(98,344)	(81,448)
Income tax (expense) benefit	(60)	772	275	179
Net loss attributable to ordinary shareholders	(47,500)	(50,530)	(98,069)	(81,269)
Other comprehensive income (loss)
Foreign currency translation adjustment	610	(1,443)	6,643	1,608
Unrealized gain (loss) on marketable securities	1,385	108	364	108
Total other comprehensive income (loss)	1,995	(1,335)	7,007	1,716
Total comprehensive loss	$(45,505)	$(51,865)	$(91,062)	$(79,553)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.48)	$(0.56)	$(0.99)	$(0.92)
Weighted average number of ordinary shares outstanding, basic and diluted	99,251,314	89,712,916	99,048,498	88,369,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss attributable to ordinary shareholders	$(98,069)	$(81,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,081	775
Non-cash share-based compensation	15,558	8,451
Impairment of long-lived assets	5,650	—
Non-cash interest expense	254	46
Non-cash consideration for licenses	791	—
Amortization of Strimvelis loss provision	(2,018)	(2,589)
Amortization of premium (discount) on marketable securities	169	(232)
Other non-cash adjustments	6,984	2,860
Changes in operating assets and liabilities:
Trade receivables	642	370
Research and development tax credit receivable	(5,989)	(9,913)
Prepaid expenses, other current assets and other assets	(3,313)	1,125
Operating leases, right-of-use assets	1,525	1,324
Accounts payable, accrued expenses and other current liabilities	(9,644)	6,802
Other long-term liabilities	—	(897)
Operating lease liabilities	(1,633)	30
Net cash used in operating activities	(88,012)	(73,117)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	168,140	—
Purchases of marketable securities	(49,494)	(286,399)
Payment of construction deposit	(10,000)	—
Receipt of funds from construction deposit	1,876	—
Purchases of property and equipment	(2,484)	(589)
Net cash provided by (used in) investing activities	108,038	(286,988)
Cash flows from financing activities:
Issuance of debt from credit facility, net of debt issuance costs paid	—	24,695
Proceeds from share options and ESPP shares	2,582	1,270
Issuance of ADSs in follow-on offering, net of offering costs paid	—	130,163
Net cash provided by financing activities	2,582	156,128
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(485)	922
Net increase (decrease) in cash, cash equivalents and restricted cash	22,123	(203,055)
Cash, cash equivalents, and restricted cash, beginning of period	23,317	339,681
Cash, cash equivalents, and restricted cash, end of period	$45,440	$136,626
Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs and debt issuance costs in accounts payable and accrued expenses	—	726
Property and equipment included in accounts payable and accrued expenses	125	262
Lease assets obtained in exchange for new operating lease liabilities	3,752	—
Shares issued as part of license agreement	791	—
Supplemental disclosure of cash flow information:
Cash paid for taxes	1,321	—
Cash paid for interest	927	199

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements Shareholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	85,865,557	$10,924	$587,490	$3,163	$(290,239)	$311,338
Share-based compensation expense	—	—	3,821	—	—	3,821
Exercise of share options	1,471	—	4	—	—	4
Other comprehensive income	—	—	—	3,051	—	3,051
Net loss attributable to ordinary shareholders	—	—	—	—	(30,739)	(30,739)
Balance at March 31, 2019	85,867,028	$10,924	$591,315	$6,214	$(320,978)	$287,475
Share-based compensation expense	-	-	4,630	—	—	4,630
Exercise of share options	532,889	69	504	—	—	573
Issuance of ESPP shares	60,335	8	685	—	—	693
Issuance of ADSs in follow-on offering, net of issuance costs of $620	9,725,268	1,233	128,418	—	—	129,651
Other comprehensive income	—	—	—	(1,335)	—	(1,335)
Net loss attributable to ordinary shareholders	—	—	—	-	(50,530)	(50,530)
Balance at June 30, 2019	96,185,520	$12,234	$725,552	$4,879	$(371,508)	$371,157

Balance at December 31, 2019	96,923,729	$12,331	$738,481	$2,042	$(453,661)	$299,193
Share-based compensation expense	—	—	9,479	—	—	9,479
Exercise of share options	230,836	30	1,408	—	—	1,438
Other comprehensive income	—	—	—	5,013	—	5,013
Net loss attributable to ordinary shareholders	—	—	—	—	(50,569)	(50,569)
Balance at March 31, 2020	97,154,565	$12,361	$749,368	$7,055	$(504,230)	$264,554
Share-based compensation expense	—	—	6,079	—	—	6,079
Exercise of share options	214,299	27	643	—	—	670
Issuance of ESPP shares	53,462	7	425	—	—	432
Ordinary shares issued as part of license agreements	75,413	10	781	—	—	791
Other comprehensive income	—	—	—	1,995	—	1,995
Net loss attributable to ordinary shareholders	—	—	—	—	(47,500)	(47,500)
Balance at June 30, 2020	97,497,739	$12,405	$757,296	$9,050	$(551,730)	$227,021

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

The Company is subject to risks associated with the COVID-19 pandemic. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy where the Company operates, have placed significant restrictions on travel. While some COVID-19 restrictions have been relaxed, limitations on travel and other social distancing measures have had an effect on the Company’s preclinical and clinical activities and regulatory timelines. Commercial activity associated with the Company’s EMA-approved gene therapy for ADA-SCID, Strimvelis®, had been postponed by the treatment site but resumed in June 2020. Any prolonged material disruptions to the Company’s employees, suppliers, contract manufacturers, vendors, patients, government sponsored funding programs or the Company’s marketable securities could impact operating results and could lead to impairments. To date the Company has recorded impairments on long-lived assets that are due to a combination of a corporate restructuring and COVID-19 market impacts (see Note 8). The capital markets have experienced significant volatility as a result of the pandemic and the Company’s ability to access the capital markets in the future could be impacted if disruptions in the capital markets continue.

Through June 30, 2020, the Company funded its operations primarily with proceeds from the sale of convertible preferred shares and ADSs in the Company’s initial public offering (“IPO”) and a subsequent follow-on offering, as well as with certain grant and reimbursement payments and a drawdown on its credit facility, described in note 6 below. The Company has incurred recurring losses since its inception. As of June 30, 2020, the Company had an accumulated deficit of $551.7 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of June 30, 2020 of $228.7 million, will be sufficient to fund its operations and capital expenditure requirements through at least the next twelve months.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, share-based compensation, operating lease assets and liabilities, and income taxes. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within the Company’s financial statements and there may be changes to those estimates in future periods. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from these estimates.

Foreign currency

The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the parent company, Orchard Therapeutics plc, is the U.S. dollar because it predominantly raises finances and expends cash in U.S. dollars. The functional currency of the Company’s subsidiary operations is the applicable local currency. Transactions in foreign currencies are translated into the functional currency of the subsidiary in which they occur at the foreign exchange rate in effect on the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the functional currency of the relevant subsidiary at the foreign exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies that differ from the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. The Company recorded realized and unrealized foreign currency transaction losses of $0.9 million and gains of $1.6 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded realized and unrealized foreign currency transaction losses of $7.4 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense. The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the period, for the periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$30,211	$16,094	$28,644	$10,585
Recognition of credit claims as offset to research and development expense	3,614	4,703	7,031	9,939
(Receipt) of credit claims	(1,015)	—	(1,015)	—
Foreign currency translation	(81)	(472)	(1,931)	(199)
Balance at end of period	$32,729	$20,325	$32,729	$20,325

As of June 30, 2020, the Company’s tax incentive receivable from the U.K. government was $32.7 million, of which $13.0 million was classified as current and $19.7 million was classified as noncurrent. As of December 31, 2019, the Company’s tax incentive receivable from the U.K. government was $28.6 million, of which $14.9 million was classified as current, and $13.7 million was classified as noncurrent.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease, and is required to hold this amount in a standalone bank account, as of June 30, 2020 and December 31, 2019. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at June 30, 2020, and December 31, 2019.

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

	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$41,174	$19,053
Restricted cash	4,266	4,264
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$45,440	$23,317

The Company also has $8.1 million in an escrow account associated with the construction of the Company’s leased facility in Fremont, California, which the Company has ceased construction and build-out of and intends to consider its options relating to the lease, including subleasing the facility. Subject to the terms of the lease and reduction provisions, this amount may be decreased to nil over time upon qualifying construction expenditure, or will be returned in late 2022 to the extent funds are not used. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $1.9 million in receipts from the escrow funds for work performed to date. Of the $8.1 million remaining in the escrow account, $2.3 million is classified within other prepaid expenses and other current assets and $5.9 million is classified within other assets on the condensed consolidated balance sheet based on the timing of when the Company expects to receive the cash from the escrow agent.

Product sales

The Company’s product sales of Strimvelis are currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. San Raffaele Hospital will purchase and pay for Strimvelis and submit a claim to the payer. The Company’s contracted sales with San Raffaele Hospital contain a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied its performance obligation by transferring control of Strimvelis to San Raffaele Hospital. Control of the product generally transfers upon the completion of the scheduled Strimvelis treatment. The Company’s product sales represent total net product sales of Strimvelis. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and there is currently no variable consideration included in the transaction price for Strimvelis. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates that there is limited risk of product return, including the risk of product expiration.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, facilities costs, depreciation, third-party license fees, certain milestone payments, and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials, as well as costs to develop a manufacturing process, perform analytical testing and manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. In addition, funding from research grants is recognized as an offset to research and development expense on the basis of costs incurred on the research program. Royalties to third parties associated with research grants will be accrued when they become probable.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. Reclassifications from other comprehensive loss to income from the sale of investments are not material. The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$1,776	$266	$2,042
Other comprehensive (loss) income, net of tax	6,034	(1,021)	5,013
Balance at March 31, 2020	$7,810	$(755)	$7,055
Other comprehensive (loss) income, net of tax	610	1,385	1,995
Balance at June 30, 2020	$8,420	$630	$9,050

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, as determined in accordance with the related accounting literature.

Strimvelis loss provision

As part of the GSK transaction (as defined in Note 9), the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (see Note 9). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with the Strimvelis program and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a credit to research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and will adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for the updated future losses. The following table below outlines the changes to the Strimvelis loss provision for the periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$4,751	$9,111	$6,790	$10,339
Amortization of loss provision	$(349)	$(1,051)	$(2,018)	$(2,577)
Foreign currency translation	(10)	(243)	(380)	55
Balance at end of period	$4,392	$7,817	$4,392	$7,817

Of the balance as of June 30, 2020 noted in the table above, $0.6 million is classified as current, and $3.8 million is classified as non-current.

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

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	As of June 30,
	2020	2019
Share options	12,343,287	10,972,582
Unvested performance-based restricted share units	680,824	595,422
	13,024,111	11,568,004

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases (“ASC 842”). As we are no longer an emerging growth company as of December 31, 2019, ASC 842 became effective for us in 2019, as of January 1, 2019. During the nine months ended September 30, 2019, while the Company was an emerging growth company, ASC 840 was applied to leases. The Company’s previously reported consolidated cash flow statement for the six months ended June 30, 2019 has been recast to reflect adoption of ASC 842 effective January 1, 2019. The following table summarizes the impact of the adoption to the Company’s operating cash flows in the previously issued condensed consolidated statement of cash flows. There was no impact to the condensed consolidated statement of comprehensive loss for the six months ended June 30, 2019 as a result of the adoption of ASC 842. The table also includes other presentation adjustments within operating cash flows made to conform to current period presentation (in thousands):

	As previously reported	ASC 842 adjustments	Other presentation adjustments	As recast
Cash flows from operating activities:	$(81,269)	$—	$—	$(81,269)
Net loss attributable to ordinary shareholders
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	775	—	—	775
Non-cash share-based compensation	8,451	—	—	8,451
Non-cash interest expense	46	—	—	46
Amortization of Strimvelis loss provision	(2,589)	—	—	(2,589)
Accretion of discount on marketable securities	(232)	—	—	(232)
Other non-cash adjustments	—	—	2,860	2,860
Changes in operating assets and liabilities:
Trade receivables	370	—	—	370
Research and development tax credit receivable	(9,913)	—	—	(9,913)
Prepaid expenses, current assets and other assets	1,257	(132)	—	1,125
Operating leases, right-of-use assets	—	1,324	—	1,324
Accounts payable, accrued expenses and other current liabilities	9,784	(122)	(2,860)	6,802
Other long-term liabilities	203	(1,100)	—	(897)
Operating lease liabilities	—	30	—	30
Net cash used in operating activities	$(73,117)	$—	$—	$(73,117)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for us on January 1, 2020. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures. The Company has a U.K. research and development tax credit receivable that is subject to this guidance; however, there has been no allowance recorded for this receivable.

3. Fair Value Measurements and Marketable Debt Securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2020 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months and six months ended June 30, 2020, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable debt securities as of June 30, 2020, in thousands:

	Fair Value Measurements at June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,413	$—	$—	$21,413
U.S. government securities	—	5,000	—	5,000
Total cash equivalents	$21,413	$5,000	$—	$26,413
Marketable securities
U.S. government securities	$—	$2,997	$—	$2,997
Corporate bonds	—	155,715	—	155,715
Commercial paper	—	28,768	—	28,768
Total marketable securities	$—	$187,480	$—	$187,480
Total	$21,413	$192,480	$—	$213,893

The following table summarizes the Company’s cash equivalents and marketable debt securities as of December 31, 2019, in thousands:

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$202	$—	$—	$202
U.S. government securities	—	3,159	—	3,159
Corporate bonds	—	9,792	—	9,792
Total cash equivalents	$202	$12,951	$—	$13,153
Marketable securities
Corporate bonds	$—	$259,900	$—	$259,900
Commercial paper	—	46,037	—	$46,037
Total marketable securities	$—	$305,937	$—	$305,937
Total	$202	$318,888	$—	$319,090

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

Marketable Debt Securities

The following table summarizes the Company’s marketable debt securities as of June 30, 2020, in thousands:

	At June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$8,000	$—	$(3)	$—	$7,997
Corporate bonds	155,084	651	(20)	—	155,715
Commercial paper	28,765	7	(4)	—	28,768
Total	$191,849	$658	$(27)	$—	$192,480

The following table summarizes the Company’s marketable securities as of December 31, 2019, in thousands:

	At December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,159	$—	$—	$3,159
Corporate bonds	259,669	285	(54)	259,900
Commercial paper	55,794	42	(7)	55,829
Total	$318,622	$327	$(61)	$318,888

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity, as of June 30, 2020 and December 31, 2019, in thousands:

	At June 30, 2020	At December 31, 2019
Due in one year	$189,120	$250,490
Due after one year through three years	3,360	68,398
Total	$192,480	$318,888

4. Property and Equipment, Net

Property and equipment, net consisted of the following, in thousands:

	June 30,	December 31,
	2020	2019
Property and equipment:
Lab equipment	$4,785	$6,377
Leasehold improvements	2,322	1,839
Furniture and fixtures	449	508
Office and computer equipment	296	184
Construction-in-process	737	1,848
Property and equipment	$8,589	$10,756
Less: accumulated depreciation	(3,129)	(3,160)
Property and equipment, net	$5,460	$7,596

Depreciation expense was $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively Depreciation expense was $1.1 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. During the second quarter of 2020, the Company took impairment charges of $2.3 million related to construction-in-process and $0.8 million related to laboratory equipment (See Note 8).

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following, in thousands:

	June 30,	December 31,
	2020	2019
Accrued external research and development expenses	$8,365	$16,215
Accrued payroll and related expenses, including severance	7,759	12,381
Accrued professional fees	1,041	1,321
Accrued other	2,027	5,069
Strimvelis liability - current portion	619	2,994
Total accrued expenses and other liabilities	$19,811	$37,980

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

As of June 30, 2020, and December 31, 2019, notes payable consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Notes payable, net of issuance costs	$24,601	$24,541
Less: current portion	$(694)	—
Notes payable, net of current portion	$23,907	$24,541
Accretion related to final payment	285	158
Notes payable, long term	$24,192	$24,699

As of June 30, 2020, the estimated future principal payments due are as follows (in thousands):

Aggregate Minimum Payments
2020 (July - December)	—
2021	4,861
2022	8,333
2023	8,334
Thereafter	4,597
Total	26,125
Less current portion	(694)
Less unamortized portion of final payment	(840)
Less unamortized debt issuance costs	(399)
Notes payable, long term	$24,192

During the three months and six months ended June 30, 2020, the Company recognized $0.6 million and $1.2 million of interest expense, respectively, related to the term loan. During the three months and six months ended June 30, 2019 the Company recognized $0.2 million of interest expense related to the term loan. The effective annual interest rate as of June 30, 2020 on the outstanding debt under the term loan was approximately 9.0%.

7. Share-Based Compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors determined not to make any further awards under the 2016 plan following the Company’s IPO. As of June 30, 2020, 1,660,560 shares remained available for issuance under the 2018 Plan, and 1,525,904 shares remained available for issuance under the ESPP. In June 2020, the board of directors reserved for issuance 1,000,000 shares under the 2020 Inducement Plan.

Share option activity

The following table summarizes option activity under the plans for three months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	12,216,140	$6.61
Granted	5,080,852	12.25
Exercised	(445,135)	4.84
Forfeited	(1,983,711)	9.95
Outstanding at June 30, 2020	14,868,146	$8.13
Vested and expected to vest, as of June 30, 2020	14,868,146	$8.13
Exercisable, June 30, 2020	6,639,957	$5.15

The weighted-average grant date fair value of share options granted during the six months ended June 30, 2020 was $7.78.

Restricted Share Units

Performance-based restricted share units

The Company has issued performance-based restricted share units (“RSUs”) to certain executives and members of its senior management, with vesting linked to the achievement of three specific regulatory and research and development milestones and one market condition based upon the volume weighted-average price (“VWAP”) of the Company’s ADSs for a certain period. Upon achievement of any of the aforementioned milestones, one third of the RSUs will vest, and the award will become fully vested upon achievement of three of the four performance conditions.

CEO Award

The Company granted 195,000 performance-based RSUs to its Chief Executive Officer in April 2020.  The award vests on January 2, 2024 as to 1/3 of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to achievement of specific clinical and regulatory milestones.

The following table summarizes award activity for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2019	556,422	$13.58
Granted	195,000	7.01
Vested	—
Forfeited	(265,672)	14.98
Unvested and outstanding at June 30, 2020	485,750	$10.18

The maximum aggregate total fair value of all outstanding RSUs is $7.3 million. The fair value associated with the performance-based conditions will be recognized when achievement of the milestones becomes probable, if at all. The Company determined that, as of June 30, 2020, none of the regulatory and research and development milestones associated with any outstanding RSUs were deemed probable. The amount of compensation cost recognized for the six months ended June 30, 2020 and 2019 for the market condition associated with the performance-based RSUs was $0.3 million and $0.6 million, respectively. The amount of compensation cost recognized for the three months ended June 30, 2020 and 2019 for the market condition associated with the performance-based RSUs was $0.1 million and $0.3 million, respectively.

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development	$2,671	$1,653	$5,781	$2,970
General and administrative	3,408	2,977	9,777	5,481
Total share-based compensation	$6,079	$4,630	$15,558	$8,451

During the six months ended June 30, 2020, the Company recognized $2.7 million of share-based compensation expense to selling, general and administrative expense related to the modification of share option awards associated with the separation of the Company’s former Chief Executive Officer.

As of June 30, 2020, total unrecognized compensation cost related to unvested share option grants was approximately $61.0 million. This amount is expected to be recognized over a weighted average period of approximately 2.9 years. As of June 30, 2020, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $5.7 million, dependent upon achievement of the aforementioned milestones.

8. Restructuring charges

On May 4, 2020, the Company committed to a new strategic plan and restructuring intended to enable the Company to advance its corporate strategy while reducing overall operating expenses, including ceasing construction and build-out of its Fremont, California manufacturing facility, closing its office in Menlo Park, California, reducing its workforce by approximately 25% across the Company, eliminating a number of future positions expected to be recruited in 2020 and 2021, reducing its investment in the future development for certain programs, and other cost-saving measures (collectively, the “Restructuring”). The workforce reductions will take place primarily during the second and third quarters of 2020.

Cash restructuring charges

Accrued restructuring and severance costs are included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. Activity for the fiscal year are summarized as follows, in thousands:

Employee termination benefits
Balance at December 31, 2019	$—
Charged to expense	1,589
Payments made	(748)
Balance at June 30, 2020	$841

During the six months ended June 30, 2020, $1.1 million of the employee termination benefits has been classified on the condensed consolidated statement of operations as research and development expense and $0.5 million has been classified as selling, general, and administrative expense.

Impairment of long-lived assets

During the three months and six months ended June 30, 2020, the Company also took the following non-cash charges to research and development expense associated with the impairment of construction-in-process associated with the Fremont manufacturing facility, partial impairment of the right-of-use asset for the Fremont manufacturing facility lease (the “Fremont ROU asset”), and a write-down of laboratory equipment from the Company’s Menlo Park, CA facility, in thousands:

Asset write-downs
Operating lease right-of-use asset	$2,605
Construction-in-process	2,285
Laboratory equipment	760
Charge taken to research and development expense	5,650

The Company assessed the Fremont construction-in-process for impairment in May 2020 upon the Restructuring. The construction-in-process related to design costs, and was determined to have no potential future value, and an impairment charge of $2.3 million was taken for the full value of the construction-in-process asset.

The Company assessed the Fremont ROU asset for impairment in May 2020 upon the Restructuring when the carrying value of the asset was $13.8 million. The Fremont ROU asset represented the asset group for the impairment assessment. Upon failing the first step of the long-lived asset impairment model where the undiscounted cash flows were less than the carrying value of the Fremont ROU asset, the Company performed the second step by comparing the fair value of the Fremont ROU asset to its carrying value. The fair value of the Fremont ROU asset is a non-recurring fair value measurement that was measured using a probability-weighted discounted cash flow approach, which estimated the present value of potential sublease income to be generated by the facility, less costs incurred to sublease the facility. The significant assumptions inherent in estimating the various probability weighted scenarios included the undiscounted forecasted sublease income less costs incurred, which included assumptions of the expected income and timing of entering into a future sublease, and a market-participant discount rate that reflects a potential discount rate. The Company selected the assumptions used in the fair value estimate using current market data associated with the potential sublease income and market participant discount rates. The undiscounted cash flows utilized in the fair value estimate ranged from $11.7 million to $19.1 million to be generated over the remainder of the lease term. The market-participant discount rate utilized in the fair value estimate was 4.6%. These assumptions represent level 3 inputs of the fair value hierarchy (see Note 3).

As of the assessment date, the fair value of the Fremont ROU asset was $11.2 million, and the Company recorded a $2.6 million impairment charge related to the asset. The remaining carrying value of the Fremont ROU asset will be amortized over the remaining lease term on a straight-line basis. A triggering event identified for the Fremont ROU asset in future periods could result in additional impairment charges if the estimated fair value of the asset is determined to be lower than the carrying value.

9. License Agreements

GSK asset purchase and license agreement

In April 2018, the Company completed an asset purchase and license agreement (the “GSK Agreement”) with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses, for rare diseases and option rights on three additional programs in preclinical development from Telethon Foundation and San Raffaele Hospital (“Telethon-OSR”). The portfolio of programs and options acquired consisted of two late-stage clinical gene therapy programs in ongoing registrational trials for MLD and WAS, one earlier stage clinical gene therapy program for TDT, Strimvelis, and option rights exercisable upon completion of clinical proof of concept studies for three additional earlier-stage development programs, which option rights have all subsequently lapsed. The Company accounted for the GSK Agreement as an asset acquisition, since the asset purchase and licensing arrangement did not meet the definition of a business pursuant to ASC 805, Business Combinations, resulting in total consideration of $ 133.6 million, which was recorded in the second quarter of 2018.

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

Oxford BioMedica license, development and supply agreement

In November 2016, and amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica plc whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and whereby Oxford BioMedica will provide process development services (“Oxford BioMedica Development Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Development Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued another 75,413 ordinary shares to Oxford BioMedica with a total value of $0.8 million. The Company may also pay low single-digit percentage royalties on net sales of collaborated product generated under the Oxford BioMedica Agreement.

10. Income Taxes

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. The Company has not recorded any amounts for unrecognized tax positions as of June 30, 2020 or December 31, 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). The CARES Act provides that corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years to recover taxes paid in prior years, eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months ended June 30, 2020, or to the Company’s net deferred tax assets as of June 30, 2020.

The Company recorded income tax benefit of $0.3 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. The Company recorded and income tax expense of $0.1 million and benefit of $0.8 million for the three months ended June 30, 2020 and 2019, respectively, which relates primarily to the Company’s subsidiary operations in Europe and the U.S.

11. Commitments and Contingencies

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

12. Employee Benefit Plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $0.3 million and $1.0 million in matching contributions for the three months and six months ended June 30, 2020. The Company paid $0.3 million and $0.6 million in matching contributions for the three months and six months ended June 30, 2019.

13. Related Party Transactions

GSK

In April 2018, the Company completed the GSK Agreement with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses, for rare diseases and option rights on three additional programs in preclinical development from Telethon-OSR (See Note 9).

As of June 30, 2020, and December 31, 2019, the Company had accounts payable and accrued expenses due to GSK of $5.1 million and $3.3 million, respectively. During the six months ended June 30, 2020 the Company entered into a global license agreement with GSK for use of their lentiviral stable cell line technology whereby we recorded $1.3 million of in-process research and development expense associated with upfront payments made to GSK. During the six months ended June 30, 2020, the Company made $0.6 million in payments on accounts payable due to GSK, and the Company incurred immaterial royalties due to GSK associated with sales of Strimvelis.

14. Subsequent Events

On July 2, 2020 (the “Effective Date”), the Company entered into a manufacturing and technology development master agreement (the “Agreement”) with MolMed S.p.A. (“MolMed”), pursuant to which MolMed will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Orchard development and commercial programs. Under the terms of the Agreement, the Company is obligated to pay MolMed a minimum product manufacturing commitment of €2.7 million per annum for the term of the Agreement, which may increase to the mid-seven figures per annum upon the achievement of certain milestones that may require additional manufacturing capacity. Additionally, the Company has committed €10.4 million per annum for dedicated manufacturing and development resources, including exclusive manufacturing suites within MolMed’s existing facilities, which the Company may increase or decrease on a rolling basis with between six and 12-months’ prior written notice to MolMed.

The Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The Agreement may be extended for an additional two years by mutual agreement of the Company and MolMed. The Company has the right to terminate the Agreement at its discretion upon 12-month’s prior written notice to MolMed, and beginning no earlier than July 2, 2022, MolMed has the right to terminate the Agreement at its discretion upon 24-month’s prior written notice to the Company. Each party may terminate the Agreement upon prior notice to the other party for an uncured material breach that the breaching party does not cure within the notice period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis and set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II—Item 1A. of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including ADSs and convertible preferred shares. Through June 30, 2020, we had received net proceeds of $335.1 million from sales of ADSs in our initial public offering and follow-on public offering, $283.4 million from sales of our convertible preferred shares, and $24.5 million from our senior term facilities agreement (the “Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”).

We have incurred significant operating losses since our inception. With the exception of our commercial product Strimvelis®, which was acquired in April 2018, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. Our net losses were $98.1 million and $81.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and December 31, 2019, we had an accumulated deficit of $551.7 million and $453.7 million, respectively. As of June 30, 2020, we had cash, cash equivalents, marketable securities and restricted cash of $232.9 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy, have placed significant restrictions on travel. While some restrictions have been relaxed since the beginning of the pandemic, many restrictions are still in place. In the U.S. and U.K, our office-based employees have been working from home since early March 2020. Limitations on travel and other social distancing measures may have an effect on our preclinical and clinical activities and regulatory timelines. While our clinical sites are still treating patients in studies for OTL-201, OTL-103 and OTL-200 (for the treatment of mucopolysaccharidosis type IIIA (MPS-IIIA), Wiskott Aldrich syndrome (WAS) and metachromatic leukodystrophy (MLD), respectively), these centers are also devoting significant resources to patients with COVID-19, which could limit their ability to enroll additional patients in ongoing clinical studies. While we believe we have enrolled and treated enough patients to support regulatory filings for OTL-200 in the U.S. and EU, COVID-19-related impacts could shift the enrollment timeline for our OTL-201 trial for the treatment of MPS-IIIA by up to three months.

Travel and stay-at-home orders could adversely affect our contract manufacturers and third-party logistics providers. To date, our third-party contract development and manufacturing organization (CDMO) partners have continued to operate at or near normal levels. While we currently do not anticipate any interruptions, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CDMO partners’ ability to manufacture our products in development. The treatment site for Strimvelis®, our European Medicines Agency-approved gene therapy for the treatment of ADA-SCID, initially postponed scheduling and treating any non-urgent patients with the therapy; however, treatments resumed in June 2020. We have reviewed the collectability and valuation of our assets through the date of financial statement issuance and did not identify any significant recoverability concerns or impairments. Any prolonged material disruptions to our employees, suppliers, CDMOs, vendors, or patients could impact our operating results and could lead to impairments. To date the Company has recorded impairments on long-lived assets that are due to a combination of a corporate restructuring and COVID-19 market impacts (see Note 8 of condensed consolidated financial statements). The capital markets have experienced significant volatility as a result of the pandemic and our ability to access the capital markets could be impacted if disruptions in the capital markets continue.

For additional information on the various risks posed by the COVID-19 pandemic, please the section titled “Item 1A. Risk Factors” included in this report.

Strategic plan and restructuring

In May 2020, we announced a new strategic plan and restructuring intended to enable us to advance our corporate strategy while reducing overall operating expenses, which includes decisions to:

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
•

Close our California operations, including our office in Menlo Park, California, and consolidate our research and development teams to a single site.  We believe this consolidation will reduce overall costs and provide greater efficiency in the development process at a location closer to our existing CDMO partners. In the second quarter of 2020 we took a $0.8 million restructuring charge associated with the write-down of laboratory equipment from the Menlo Park site.

•

Cease the construction and build-out of a manufacturing facility in Fremont, California. We intend to continue to rely on our network of CDMOs for our manufacturing needs as we review the potential development of long-term in-house manufacturing capabilities should our product candidates achieve commercial success. We will consider our options relating to the lease, including subleasing the facility. During the second quarter of 2020 we recorded a $2.6 million impairment charge on the Fremont facility operating lease right-of-use asset and recorded a $2.3 million impairment on construction-in-process associated with construction design costs on the facility.

•

Reduce our headcount globally by approximately 25% to align with our revised organizational priorities, and eliminate a number of future positions expected to be recruited in 2020 and 2021. We estimate that we will incur aggregate charges of $2.1 million in the second and third quarters of 2020 as a result of the headcount reductions, consisting of one-time cash expenditures for severance and employee termination-related costs.

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

During the three months and six months ended June 30, 2020, we recognized $0.6 million and nil revenue from sales of Strimvelis. Strimvelis is currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. We expect that product sales of Strimvelis will fluctuate quarter over quarter, in particular as we continue to promote the product and increase market access. As a result of the COVID-19 global pandemic, the San Raffaele Hospital postponed scheduling and treating non-urgent patients with Strimvelis, which may impact the timing of future Strimvelis revenues. Net product sales of $0.6 million for the quarter ended June 30, 2020 may not be representative of our sales for any future period.

Cost of product sales

Cost of sales consists of costs to manufacture, including raw materials, distribute and administer Strimvelis, and royalty payments due to third parties that are tied to sales.

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

•	expenses to acquire technologies to be used in research and development;
•	salaries, benefits and other related costs, including share-based compensation expense, for personnel engaged in research and development functions;
•	costs of outside consultants, including their fees, share-based compensation and related travel expenses;
•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	costs related to compliance with regulatory requirements;
•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs;
•	upfront, milestone and management fees for maintaining licenses under our third-party licensing agreements; and
•	grant awards or other government incentives unrelated to income taxes that we earn that are recorded as an offset to the related research and development costs incurred.

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

During the second quarter of 2020, we also took $5.6 million in non-cash charges to research and development expense associated with the impairment of construction-in-process associated with the Fremont manufacturing facility, partial impairment of the operating lease right-of-use asset for the Fremont facility, and a write-down of laboratory equipment from our Menlo Park, CA facility. We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

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

In the first quarter of 2020, we recorded a $3.4 million charge to selling, general, and administrative expenses associated with the separation of our former Chief Executive Officer. Of this charge, there was $0.7 million associated with cash benefits, and $2.7 million non-cash charge associated with the modification of share options. In the second quarter of 2020, we incurred $0.5 million in employee termination benefits associated with headcount reductions made in connection with our new strategic initiatives and related restructuring.

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

Results of operations

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Product sales, net	$597	$—	$597
Costs and operating expenses
Cost of product sales	191	—	191
Research and development	56,404	57,971	(1,567)
Selling, general and administrative	35,804	24,464	11,340
Total costs and operating expenses	92,399	82,435	9,964
Loss from operations	(91,802)	(82,435)	(9,367)
Other income (expense):
Interest income	2,372	3,350	(978)
Interest expense	(1,181)	(245)	(936)
Other income (expense):	(7,733)	(2,118)	(5,615)
Total other income (expense), net	(6,542)	987	(7,529)
Loss before provision for income taxes	(98,344)	(81,448)	(16,896)
Income tax (expense) benefit	275	179	96
Net loss attributable to ordinary shareholders	$(98,069)	$(81,269)	$(16,800)

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Six months ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$10,451	$23,685	$(13,234)
Primary immune deficiencies	11,791	15,850	(4,059)
Blood disorders	1,152	1,915	(763)
Other research and preclinical programs under development	934	102	832
Total direct research and development expenses:	24,328	41,552	(17,224)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	19,801	13,657	6,144
Share-based compensation	5,781	2,970	2,811
Accretion of Strimvelis loss provision	(2,018)	(2,588)	570
Research and development tax credit	(7,031)	(9,939)	2,908
Impairment of long-lived assets	5,650	—	5,650
Facility and other	9,893	12,319	(2,426)
Total indirect research and development expenses	32,076	16,419	15,657
Total research and development expenses	$56,404	$57,971	$(1,567)

Direct research and development expenses for our neurometabolic disorder programs decreased by $13.2 million. Direct expenses associated with OTL-203 for MPS-I declined by $15.3 million, primarily due to $17.2 million in combined upfront and milestone payments made to Telethon Foundation and San Raffaele Hospital (“Telethon-OSR”) to license the program in 2019 that were not repeated in 2020. This decline was offset by an increase of $1.8 million in direct expenses associated with our proof-of-concept trial for OTL-203. Direct expenses associated with OTL-200 for MLD increased by $2.2 million compared to the first half of 2019. This was primarily due to an increase of $1.9 million in manufacturing costs associated with the build-up of pre-launch inventory. Direct expenses for OTL-201 for MPS-IIIA and OTL-202 for MPS-IIIB did not change materially as compared to the prior year period.

Direct research and development expenses for primary immune deficiency-related programs declined by $4.1 million, primarily due to the de-prioritization of OTL-101 for ADA-SCID. Direct expenses associated with OTL-101 declined by $4.6 million. This was due to a $2.4 million decrease in manufacturing and process development costs with third-party contract manufacturers, and a $1.1 million decline in clinical costs as compared to the first half of 2019. We expect that OTL-101 costs will continue to decline compared to the 2019 as we reduce our investment and development in the program. The decline in direct expenses for OTL-101 were offset by an increase in direct expenses for OTL-102 for X-CGD of $1.2 million, which was primarily due to by a payment in the form of ordinary shares valued at $0.8 million made to Oxford BioMedica upon entering into an amendment to an on-going agreement. Direct expenses for Strimvelis declined $0.2 million as compared to the first half of 2019 due to lower clinical costs.

Direct research and development expenses for our blood disorder programs declined by $0.8 million due to lower expenses for OTL-300. The decline in costs is due to a $0.5 million decline in manufacturing costs, a $1.1 million decline in clinical costs, and $0.2 million decline in consulting-related expenses. These declines were offset by $1.0 million in milestone payments related to the program. We expect that OTL-300 costs will continue to decline compared to the prior year as we reduce our investment and development in the program.

The increase in costs associated with other research and preclinical programs relates to costs associated with having additional early-stage programs in our pipeline in 2020 compared to 2019, including programs targeting frontotemporal dementia and Crohn’s disease. We expect these costs to continue to increase as part of our new strategic growth plan to focus on these less rare indications.

Unallocated research and development costs and offsets to research and development expenses increased by $15.7 million. This is due to $5.6 million non-cash impairment charges associated with the consolidation and closure of our research and development and manufacturing facilities in California. These charges included a $2.6 million impairment associated with the Fremont facility right-of-use asset, $2.3 million in design costs associated with the Fremont facility, and $0.8 million in impairment of laboratory equipment. Personnel costs also increased by $6.1 million and share-based compensation increased by $2.8 million. The personnel and share-based compensation increases are attributable to an increased headcount year-over-year and $1.1 million in severance-related charges associated with our restructuring. These increases were offset by a decline of $2.4 million in other research and development costs such as lab supplies and consumables, external manufacturing and process development, and other unallocated platform-related costs not attributable to a specific developmental program. This decline was primarily due to a decline in platform-related manufacturing and clinical costs, and other professional and consulting expenses. The increases noted above were further offset by $7.0 million as a result of the benefits of the U.K. research and development tax credit that is recorded as an offset to research and development expense. Tax credit benefits declined by $2.9 million in the first half of 2020 compared to the first half of 2019, as we have maximized the tax credit available for some programs. Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense declined by $0.6 million in the first half of 2020 as compared to the first half of 2019, as we have adjusted our ongoing estimate due to the de-prioritization of OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Six months ended June 30,
	2020	2019	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$12,933	$8,191	$4,742
Share-based compensation	9,777	5,481	4,296
Consulting, professional, and insurance-related costs	5,820	4,584	1,236
Marketing, promotions, and advocacy	3,994	2,728	1,266
Facilities and IT-related costs	2,786	2,622	164
Other	494	858	(364)
Total selling, general, and administrative expenses:	$35,804	$24,464	$11,340

Selling, general and administrative expenses were $35.8 million in the first half of 2020, compared to $24.5 million in the first half of 2019. The increase of $11.3 million was primarily due to increased personnel-related costs of $4.7 million from an increased headcount in our selling, general and administrative functions as we prepare for potential launch of OTL-200 for MLD. Included in this increase is a $0.7 million charge associated with the separation of our former Chief Executive Officer in the first quarter of 2020. Share-based compensation expense increased by $4.3 million in the first half of 2020 compared to the first half of 2019 due to the higher number of employees receiving grants, as well as $2.7 million charge associated with the separation of our Chief Executive Officer in March 2020. Consulting, professional, and insurance-related costs increased by $1.2 million, primarily due to an increase in directors’ and officers’ insurance costs, and increased audit, accounting, and legal fees. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, increased by $1.3 million. These costs were offset by a $0.2 million decline in facilities, IT, and other general and administrative expenses.

Other income (expense), net

Other income (expense), net for the first half 2020 and 2019 consisted of expenses of $6.5 million and income of $1.0 million, respectively. During the first half of 2020, we had realized and unrealized losses on foreign currency transactions of $7.7 million, compared to realized and unrealized losses of $2.1 million for 2019. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar. Additionally, we had interest income of $2.4 million in the first half of 2020, compared to $3.4 million in the first half of 2019. This decline in interest income is attributable to market conditions associated with our marketable debt securities. Interest expense increased by $1.0 million in the first half of 2020 as compared to the first half of 2019, and is attributable to our Credit Facility, which we entered into in May 2019 and was therefore not in place in the entire first half of 2019.

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Product sales, net	$597	$—	$597
Costs and operating expenses
Cost of product sales	191	—	191
Research and development	31,568	40,478	(8,910)
Selling, general and administrative	15,659	13,674	1,985
Total costs and operating expenses	47,418	54,152	(6,734)
Loss from operations	(46,821)	(54,152)	7,331
Other income (expense):
Interest income	892	1,727	(835)
Interest expense	(568)	(245)	(323)
Other income (expense):	(943)	1,368	(2,311)
Total other income (expense), net	(619)	2,850	(3,469)
Loss before provision for income taxes	(47,440)	(51,302)	3,862
Income tax (expense) benefit	(60)	772	(832)
Net loss attributable to ordinary shareholders	$(47,500)	$(50,530)	$3,030

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three months ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$5,719	$21,500	$(15,781)
Primary immune deficiencies	7,422	7,734	(312)
Blood disorders	970	1,148	(178)
Other research and preclinical programs under development	365	29	336
Total direct research and development expenses:	14,476	30,411	(15,935)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	9,536	6,949	2,587
Share-based compensation	2,671	1,653	1,018
Accretion of Strimvelis loss provision	(349)	(1,063)	714
Research and development tax credit	(3,648)	(4,702)	1,054
Impairment of long-lived assets	5,650	—	5,650
Facility and other	3,232	7,230	(3,998)
Total indirect research and development expenses	17,092	10,067	7,025
Total research and development expenses	$31,568	$40,478	$(8,910)

Direct research and development expenses for our neurometabolic disorder programs decreased by $15.7 million. Direct expenses associated with OTL-203 for MPS-I declined by $16.0 million, primarily due to $17.2 million in combined upfront and milestone payments made to Telethon Foundation and San Raffaele Hospital (“Telethon-OSR”) to license the program in 2019. This decline was offset by an increase of $1.1 million in direct expenses associated with our proof-of-concept trial for OTL-203. Direct expenses associated with OTL-200 for MLD increased by $0.8 million compared to the second quarter of 2019. This was primarily due to an increase of $1.5 million in manufacturing costs associated with the build-up of pre-launch inventory, offset by a $0.5 million decline in clinical trial costs and $0.2 million decline in consulting and other related costs. Direct expenses for OTL-201 for MPS-IIIA and OTL-202 for MPS-IIIB declined by $0.5 million due to lower clinical costs.

Direct research and development expenses for primary immune deficiency-related programs declined by $0.3 million, primarily due to the de-prioritization of OTL-101 for ADA-SCID. Direct expenses associated with OTL-101 declined by $1.6 million. This was due to a $0.9 million decrease in manufacturing and process development costs with third-party contract manufacturers, a $0.6 million decline in consulting expenses, and a $0.1 million decline in clinical costs as compared to the second quarter of 2019. We expect that OTL-101 costs will continue to decline compared to the 2019 as we reduce our investment and development in the program.  The decline in direct expenses for OTL-101 were offset by an increase in direct expenses for OTL-102 for X-CGD of $1.2 million, which was primarily due to a payment in the form of ordinary shares valued at $0.8 million made to a third-party contract manufacturer upon entering into an amendment to an on-going agreement as well as a $0.4 million increase in clinical and manufacturing costs. Direct expenses for Strimvelis were generally flat as compared to the second quarter of 2019.

Direct research and development expenses for blood disorder-related programs declined by $0.2 million due to lower expenses for OTL-300. The decline in costs is due to a $0.5 million decline in manufacturing costs, and a $0.6 million decline in clinical costs, offset by $0.9 million in milestone payments related to the program. We expect that OTL-300 costs will continue to decline compared to 2019 as we reduce our investment and development in the program. The increase in costs associated with other research and preclinical programs relates to costs associated with having additional early-stage programs in our pipeline in 2020 compared to 2019, including programs targeting frontotemporal dementia and Crohn’s disease. We expect these costs to continue to increase as part of our new strategic growth plan to focus on these less rare indications.

Unallocated research and development costs and offsets to research and development expenses increased by $7.0 million. This is primarily due to $5.6 million non-cash impairment charges associated with the consolidation and closure of our research and development and manufacturing facilities in California. These charges included a $2.6 million impairment associated with the Fremont facility right-of-use asset, $2.3 million in design costs associated with the Fremont facility, and $0.8 million in impairment of laboratory equipment. Personnel costs also increased by $2.6 million and share-based compensation increased by $1.0 million. The personnel and share-based compensation increases are attributable to an increased headcount year-over-year and include $1.1 million in employee termination-related severance charges associated with our restructuring. Further, other research and development costs such as lab supplies and consumables, platform-related external manufacturing and process development, and other unallocated costs not directly attributable to a specific developmental program declined by $4.0 million in the second quarter of 2020 compared to the second quarter of 2019. Included in this decline is a $2.6 million decrease in unallocated platform-related manufacturing and clinical costs, as well as $0.7 million decline in other professional and consulting expenses. The increases noted above were offset by $3.7 million as a result of the benefits of the U.K. research and development tax credit that is recorded as an offset to research and development expense. Tax credit benefits declined by $1.1 million in the second quarter of 2020 compared to the second quarter of 2019, as we have maximized the tax credit available for some programs. Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense declined by $0.7 million in the second quarter of 2020 as compared to the second quarter of 2019, as we have adjusted our ongoing estimate due to the de-prioritization of OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three months ended June 30,
	2020	2019	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$6,175	$4,346	$1,829
Share-based compensation	3,408	2,977	431
Consulting, professional, and insurance-related costs	2,941	2,744	197
Marketing, promotions, and advocacy	1,845	1,418	427
Facilities and IT-related costs	1,164	1,366	(202)
Other	126	823	(697)
Total selling, general, and administrative expenses:	$15,659	$13,674	$1,985

Selling, general and administrative expenses were $15.7 million in the second quarter of 2020, compared to $13.7 million in the second quarter of 2019. The increase of $2.0 million was primarily due to increased personnel-related costs of $1.8 million from an increased headcount in our selling, general and administrative functions as we prepare for potential launch of OTL-200 for MLD. Share-based compensation expense increased by $0.4 million in the second quarter of 2020 compared to the second quarter of 2019 due to the higher number of employees receiving grant. Consulting, professional, and insurance-related costs increased by $0.2 million and relate to ongoing costs of operating as a public company. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, increased by $0.4 million. These increases were offset by declines in facilities and IT costs, as well as declines in unallocated selling, general, and administrative expenses.

Other income (expense), net

Other income (expense), net for the second quarter of 2020 and 2019 consisted of expenses of $0.7 million and income of $2.9 million, respectively. During the second quarter of 2020, we had realized and unrealized losses on foreign currency transactions of $0.9 million, compared to realized and unrealized gains of $1.4 million for 2019. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar. Additionally, we had interest income of $0.9 million in the second quarter of 2020, compared to $1.7 million in the second quarter of 2019. This change is primarily driven by market interest rates on our portfolio of marketable debt securities. Further, we had interest expense of $0.6 million in the second quarter of 2020, compared to $0.2 million in the second quarter of 2019. The increase in interest expense of $0.4 million in the second quarter of 2020 is attributable to our Credit Facility, which we entered into in May 2019 and was therefore not in place in the full second quarter of 2019.

Liquidity and capital resources

From our inception through June 30, 2020, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We currently have only one commercial product, Strimvelis, which we acquired from GSK in April 2018 and our product candidates are in various phases of preclinical and clinical development. OTL-200 is currently under regulatory review by the EMA and we expect a decision in the second half of 2020. We do not expect to generate significant revenue from sales of any products in 2020 and until we have obtained additional regulatory approvals, secured broader reimbursement and gained product acceptance. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our initial public offering and follow-on offering, proceeds from the sale of convertible preferred shares, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), and our Credit Facility.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. As of June 30, 2020, we have not sold any shares under the Sales Agreement.

Through June 30, 2020, we have received net proceeds of $335.1 million from the sale of ADSs in our initial public offering and follow-on offering, net proceeds of $283.4 million from sales of convertible preferred shares, $24.5 million in net proceeds from our Credit Facility, and reimbursement of $7.9 million from our agreement with CIRM, which was formerly a subcontract agreement with UCLA. As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $228.7 million, excluding restricted cash and construction deposits in escrow.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report on Form 10-K, filed with the SEC on February 27, 2020.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six months ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(88,012)	$(73,117)
Net cash used in investing activities	108,038	(286,988)
Net cash provided by financing activities	2,582	156,128
Effect of exchange rate changes on cash	(485)	922
Net increase in cash, cash equivalents, and restricted cash	$22,123	$(203,055)

Operating activities

During the six months ended June 30, 2020, operating activities used $88.0 million of cash, primarily resulting from our net loss of $98.1 million. Cash usage from changes in our operating assets and liabilities was $18.4 million, which was primarily driven by an increase in our research and development tax credit receivable of $6.0 million and a decline in accounts payable and accrued expenses of $9.6 million. The decline in accounts payable and accrued expenses is primarily attributable to the payout of our annual bonuses consisting of $9.0 million in the first quarter of 2020. Non-cash adjustments to operating activities of $28.5 million was primarily due to $15.6 million in non-cash share-based compensation expense, and $5.6 million in non-cash impairment charges associated with our restructuring, offset by $2.0 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Further, there were other non-cash adjustments, including unrealized foreign currency transaction losses on intercompany accounts by our U.K. subsidiary, of $7.0 million that were driven by foreign currency revaluation.

During the six months ended June 30, 2019, operating activities used $73.1 million of cash, resulting from our net loss of $81.3 million. Cash usage from changes in our operating assets and liabilities was $1.2 million, and net non-cash charges was $9.3 million. Our net loss was primarily attributable to research and development activities related to our developmental stage programs, discovery and pre-clinical costs, a $17.2 million in-process research and development charge associated with upfront and milestone payments relating to OTL-203 program for MPS-I, and our selling, general, and administrative expenses. Changes in operating assets and liabilities during the six months ended June 30, 2019 of $1.2 million is attributable to a $9.9 million increase in our research and development tax credit receivable, offset by a $0.4 million decrease in trade receivables, and $1.1 million decrease in prepaid expenses, other current assets, and other assets. This was offset by an increase in accounts payable, accrued expenses, and other long-term liabilities of $6.8 million. Included within our net loss is $9.3 million in net non-cash expenses and offsets to research and development expense, including $8.5 million in non-cash share-based compensation expense, $2.6 million in non-cash offsets to research and development expense associated with the amortization of our Strimvelis loss provision liability, $0.8 million in non-cash depreciation expense, and $2.9 million in other non-cash adjustments, including unrealized foreign currency transaction losses on intercompany accounts by our U.K. subsidiary of that were driven by foreign currency revaluation.

Investing activities

During the six months ended June 30, 2020 and 2019, we generated $108.0 million and used $287.0 million, respectively, of cash in investing activities. The increase in cash generated from investing activities in the six months ended June 30, 2020 compared to 2019 is attributable to maturities and sales of marketable debt securities of $168.1 million. This was offset by a $10.0 million deposit into a construction escrow account, of which we have taken in receipts of $1.9 million associated with qualified construction expenditure. In the six months ended June 30, 2020 and 2019, investing activities used $49.4 million and $287.0 million for the purchase of highly-rated, short duration marketable debt securities.

Financing activities

For the six months ended June 30, 2020 and 2019, cash provided by financing activities was $2.6 million and $156.1 million, respectively. In the six months ended June 30, 2020, we have had $2.6 million in proceeds related to share plan activity. In the six months ended June 30, 2019 we had proceeds from our follow-on offering of $130.2 million, net of underwriting discounts and issuance costs paid as of June 30, 2019, and proceeds from the issuance of our term loan of $24.7 million, net of debt issuance costs paid as of June 30, 2019. Additionally, we had proceeds of $1.3 million from the exercise of share options and issuance of ordinary shares as part of our ESPP in the six months ended June 30, 2019.

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

•	perform research and development activities with respect to potential new product candidates;
•	conduct investigational new drug application, or IND, and or clinical trial application, or CTA-enabling studies for our preclinical programs;
•	initiate additional clinical trials and preclinical studies for our other product candidates;
•	seek to identify and develop, acquire or in-license additional product candidates;
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

During the six months ended June 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report for the year ended December 31, 2019, except as noted below:

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

•

On July 2, 2020 (the “Effective Date”), we entered into a manufacturing and technology development master agreement (the “Agreement”) with MolMed S.p.A. (“MolMed”), pursuant to which MolMed will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Orchard development and commercial programs. Under the terms of the Agreement, we are obligated to pay MolMed a minimum product manufacturing commitment of €2.7 million per annum for the term of the Agreement, which may increase to the mid-seven figures per annum upon the achievement of certain milestones that may require additional manufacturing capacity. Additionally, we have committed €10.4 million per annum for dedicated manufacturing and development resources, including exclusive manufacturing suites within MolMed’s existing facilities, which we may increase or decrease on a rolling basis with between six and 12-months’ prior written notice to MolMed. The Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The Agreement may be extended for an additional two years by mutual agreement of us and MolMed. We have the right to terminate the Agreement at its discretion upon 12-month’s prior written notice to MolMed, and beginning no earlier than July 2, 2022, MolMed has the right to terminate the Agreement at its discretion upon 24-month’s prior written notice to us. Each party may terminate the Agreement upon prior notice to the other party for an uncured material breach that the breaching party does not cure within the notice period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of June 30, 2020, we had cash, cash equivalents, marketable securities, and restricted cash of $232.9 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $25.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 6% plus LIBOR. As of June 30, 2020, the carrying value of the term loans under the credit facility was $24.9 million.

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars, and expects to continue to do so in the future. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency of the relevant entity at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded an unrealized foreign currency loss of $7.4 million and $1.9 million for the six months ended June 30, 2020, and 2019, respectively. These foreign currency transaction gains are primarily related to revaluation of intercompany balances denominated in currencies other than the U.S. dollar. The losses are included in other expense (income) in our consolidated statements of operations and comprehensive loss.

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

LIBOR Reform

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). Currently, our credit facilities reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our cost of funds. Our credit facilities include a provision for the determination of a successor LIBOR rate.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2020, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2020, we were not a party to any material legal proceedings.

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

Since inception, we have incurred net losses. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, building a global commercial infrastructure to support anticipated commercialization of our product candidates, including OTL-200 for metachromatic leukodystrophy, or MLD, and OTL-103 for Wiskott Aldrich syndrome, or WAS, if such product candidates are approved, as well as expanding our team. To date, Strimvelis is our only commercialized product, and absent the realization of sufficient revenues from product sales of Strimvelis in addition to our current or future product candidates, if approved, we may never attain profitability. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially over time if, and as, we:

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
•

conducting and fully enrolling clinical trials in the development of our product candidates, including maintaining or reaching target enrollment levels and collecting the necessary follow-up data during the COVID-19 pandemic;

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

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities in 2019 and the first six months of 2020, primarily due to our net loss of $163.4 million and $98.1 million, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the expansion of our commercial infrastructure in support of Strimvelis and our anticipated commercialization of OTL-200 for MLD and OTL-103 for WAS, if such product candidates are approved, continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Strimvelis and any other products for which we obtain marketing approval. Furthermore, we will continue to incur additional costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting, and our independent auditor’s attestation report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our research and development programs and/or commercialization efforts.

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

From time to time, we may publish interim data and/or ad hoc analyses from investigator-sponsored or company-sponsored clinical trials of our product candidates. Preliminary data and ad hoc analyses from these clinical trials may change as longer-term patient data become available. In general, we seek to conduct interim analyses at times we pre-specify with the applicable regulators prior to commencement of the trial, at which time we lock and reconcile the database. We may from time to time elect not to conduct subsequent interim analyses so as not to compromise the statistical analysis plan for the trial.  Accordingly, our interim analyses do not include data subsequent to the cut-off date and may not be available until the next planned interim analysis. From time to time, preliminary data and ad hoc analyses might be presented, typically by academic investigators at scientific conferences or in scientific publications.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. Additionally, the recent COVID-19 global pandemic has had and may continue to have a sustained impact on our ability to recruit and follow-up with patients either due to continued or renewed restrictions on travel or shelter-in-place orders or policies, or due to changes in patient willingness to participate in trials or travel to study sites in the wake of the pandemic. Additionally, COVID-19 related study site policies may create delays or setbacks in our ability to continue to enroll or to dose patients.  For example, the enrollment timeline for OTL-201 was initially delayed by three months, and we may face delays in the future due to the impacts of the COVID-19 pandemic. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. As a result of the COVID-19 global pandemic, certain of our clinical sites have partially shifted and may continue to shift significant resources to patients with COVID-19, which extended the enrollment timeline of our OTL-201 clinical trial by three months and provided challenges for patient follow-up visits for all programs. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

The results from our clinical trials for OTL-200 for MLD and OTL-103 for WAS may not be sufficiently robust to support the submission of marketing approval for our product candidates. The FDA or EMA normally requires two registrational trials to approve a drug or biologic product, and thus the FDA or EMA may require that we conduct additional clinical trials of our product candidates prior to a BLA or MAA submission. The FDA or EMA typically does not consider a single registrational clinical trial to be adequate to serve as sufficient evidence to support a marketing authorization unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible. Additionally, while the FDA recognizes the potential for natural history models to alleviate the need for placebo arms in trials for drugs that target very rare disease, where trial recruitment can be especially challenging, the FDA has found the use of natural history data as a historical comparator to be unsuitable for adequate and well-controlled trials in many circumstances.

The FDA generally finds trials using historical controls to be credible only when the observed effect is large in comparison to variability in disease course. Due to the nature of the indications our product candidates are designed to treat, and the limited number of patients with these conditions, a placebo-controlled and blinded study is not practicable for ethical and other reasons. It is possible the FDA will not consider our comparisons to natural history data and, where available, historical transplant data or intra-subject comparison between before gene therapy and after gene therapy, to provide clinically meaningful results. Additionally, even though OTL-200 for MLD and OTL-103 for WAS have achieved the primary endpoints in their respective ongoing registrational clinical trials, neither the FDA nor EMA has yet approved the clinical meaningfulness of the trial results and their sufficiency to support a marketing authorization.

For example, the FDA recently provided written feedback on the sufficiency of our data package for OTL-200, including the clinical endpoints, natural history analysis and chemistry and manufacturing and controls, or CMC, data. We intend to use the FDA’s guidance to further analyze the latest available CMC and clinical data for OTL-200, file an IND application and seek Regenerative Medicine Advanced Therapy, or RMAT, designation in 2020 in an effort to resolve open matters before the intended BLA submission, although there can be no guarantee we will be successful in resolving such matters. It is possible that the FDA may recommend or require us to conduct further studies or analyses with respect to our product candidates or that the EMA may recommend or require us to conduct additional registrational trials for our product candidates, possibly involving a larger sample size or a different clinical trial design, particularly if the EMA does not find the results from a previous trial to be sufficiently persuasive to support a MAA submission. The FDA or EMA may also require that we conduct a longer follow-up period of patients treated with our product candidates prior to accepting a BLA or MAA submission, as applicable.

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

In those cases where clinical trials were conducted using vector and/or drug product manufactured at academic research centers (e.g., OTL-101 for the treatment of ADA-SCID), we will need to demonstrate comparability between vector and drug product manufactured by our CDMOs with vector and/or drug product manufactured at such academic centers. Similarly, in those cases where clinical trials were conducted using fresh drug product, we will need to demonstrate comparability between drug product that has been cryopreserved and fresh drug product. In some cases, clinical trials were conducted using drug product using bone marrow or mobilized peripheral blood, or both, as the cellular source. In some cases, we may seek to demonstrate comparability between drug product manufactured using one cellular source and another and in some cases we may elect to initially seek approval of our product candidate using one cellular source only, and subsequently seek approval for the use of the other cellular source. We cannot be assured that the FDA, EMA or other regulatory authority will not require us to conduct additional analytical comparability analyses, preclinical studies and/or clinical trials before approving our product candidates using these production methods and processes. Moreover, we cannot be assured that our analytical comparability analyses or clinical trials will be sufficiently robust to support approval or our product candidates using these production methods and processes. For example, both the FDA and the EMA have advised us that they will require clinical data using drug product that has been cryopreserved as part of our planned BLA and MAA submissions for OTL-103 for WAS.

If the FDA, EMA or other regulatory authority does not accept our comparability data or if an adequate potency assay for a product candidate is not available or supported by such regulatory authority, our regulatory approval for such product candidate, if any, will be limited or delayed. For example, if one or more of these regulatory authorities does not accept that our cryopreservation process produces a product candidate that is comparable to our fresh drug product, our regulatory approval, if any, would be limited to our fresh product candidate until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials or require additional test method development. Potency assays that measure strength (e.g., enzymatic activity, or other relevant function) of each active ingredient are required for release testing of licensed biological drug products, comparability and stability analysis.  In certain conditions, such as MLD and ADA-SCID, the potency of a product candidate may be readily measured through enzymatic activity; however, for an intracellular protein such as WAS, such an assay is not so readily available.  We are therefore working with the FDA and EMA to identify a relevant function by which potency can be measured for OTL-103 for the treatment of WAS.  If an adequate potency assay for a product candidate, such as OTL-103, is not available, or if the FDA, EMA or other regulatory authority require additional tests or recommend a different approach to support the potency of any of our product candidates, regulatory approval for any such product candidates, if any, will be delayed, and such regulators might request additional clinical data to support comparability analysis. Similarly, if one or more of these regulatory authorities does not accept that our drug product manufactured with HSCs derived from the patient’s mobilized peripheral blood is comparable to drug product manufactured with HSCs derived from the patient’s bone marrow, any regulatory approval would be limited to drug product manufactured with HSCs derived from the patient’s bone marrow until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials. In April 2020, the FDA advised us that we may need to generate additional data to demonstrate the comparability of our OTL-200 drug product derived from the patient’s mobilized peripheral blood and the OTL-200 drug product derived from the patient’s bone marrow, and that the data provided to date are inadequate to determine if the two materials are comparable.  Further, the FDA requested that we provide data that demonstrates the comparability of the different OTL-200 product formulations used across our trials. Failure to demonstrate such comparability, or if we are required to conduct additional testing or additional clinical trials, potentially at additional sites, would delay any marketing authorization and adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

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

In addition, the FDA has granted Rare Pediatric Disease designation to Strimvelis, OTL-101 for ADA-SCID, OTL-200 for MLD, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-I, and we may seek Rare Pediatric Disease designation for some of our other product candidates. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Under the FDA’s Rare Pediatric Disease Priority Review Voucher, or PRV, program, upon the approval of a BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent new drug application or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program until September 30, 2020, with potential for PRVs to be granted until 2022. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for OTL-101 for ADA-SCID OTL-200 for MLD, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-I and qualify for such a PRV, the program may no longer be in effect at the time or the value of any such PRV may decrease such that we are may not be able to realize the benefits of such PRV.

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

We have sought and received orphan drug designation for OTL-101 for ADA-SCID, OTL-200 for MLD, OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-I from the FDA, and for OTL-300 for TDT from the EMA, but we may be unable to obtain orphan drug designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

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

We have sought and received orphan drug designation for OTL-101 for ADA-SCID, OTL-200 for MLD, OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-I from the FDA, and for OTL-300 for TDT from the EMA. If we request orphan drug designation for any of our other product candidates, there can be no assurances that the FDA or EMA will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance cGMP requirements and adherence to commitments made in the BLA or foreign marketing application. In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections in July but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

As part of our strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in May 2020, we announced our decision to reduce investment in the development of OTL-101 for ADA-SCID and OTL-300 for TDT and to focus on other product candidates in our pipeline and new research and development efforts in less rare diseases. Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize OTL-101 or OTL-300, and if we choose to reprioritize OTL-101 or OTL-300 in the future, we may experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

We may be delayed or unable to identify, engage, successfully coordinate or qualify with treatment centers in the regions we are targeting as part of our commercial launch strategy, which could delay or prevent patients from receiving gene therapy treatments, if approved.  For example, due to COVID-19-related travel restrictions, some in-person visits to qualify certain potential treatment centers were postponed or required to take place remotely.  If our treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm.

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

We have entered into licensing and collaboration agreements with third parties, including the GSK Agreement, pursuant to which GSK transferred to us Strimvelis, OTL-200 for MLD, OTL-103 for WAS and OTL-300 for TDT. In addition, GSK novated to us their R&D and collaboration and license agreement, or the R&D Agreement, with Telethon-OSR. These agreements impose, and we expect that future license agreements will impose, various due diligence, milestone payment, royalty, insurance and other obligations on us. The termination of these agreements could result in our loss of rights to practice the intellectual property licensed to us under these agreements and could compromise our development and commercialization efforts for our current or any future product candidates.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019)  point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

Further, since January 2017, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payers who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. The effects of this gap in reimbursement on third-party payers, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Congress may consider other legislation to replace elements of the ACA.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, or restrictions on certain product access, and marketing cost disclosure and transparency measures, which, in some cases, are designed to encourage importation from other countries and bulk purchasing.

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

In May 2020, we undertook an organizational restructuring that reduced our workforce by approximately 25%, including the closure of our Menlo Park, California office. We also decided to discontinue building out our manufacturing facility in Fremont, California, despite having devoted costs and resources to the project, which may not be recouped, and despite incurring wind down costs associated with abandoning the construction. We have recorded $5.6 million in non-cash impairment charges associated with the Fremont operating lease right-of-use asset, design costs classified as construction-in-process, and laboratory equipment at our Menlo Park facility. If we are unable to sublease the facility and recover costs associated with servicing the lease, more impairment charges may be required. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. This restructuring, and the attrition that may occur following this reduction in force, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. Such effects from our restructuring program could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our restructuring program. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or make cash payments as a result of our restructuring initiative that were not previously contemplated which could result in an adverse effect on our business or results of operations. Our restructuring plan may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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
•

Many state laws govern the privacy of personal information in specified circumstances. For example, in California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As of March 2020, the California State Attorney General has proposed varying versions of companion draft regulations, which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General commenced enforcement actions against violators starting July 1, 2020. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

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

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as Brexit. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the “Exit Day”). A post-Brexit transition period, or the Transition Period, started on the Exit Day and is scheduled to expire on December 31, 2020. During the Transition Period most laws of the European Union continue to apply to the United Kingdom while the future relationship between the United Kingdom and the European Union is formally negotiated based on terms set out in the political declaration on the framework for the future relationship made by the United Kingdom and European Union negotiators. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms, barrier-free access between the United Kingdom and other European Member States or among the European Economic Area, or EEA, overall could be diminished or eliminated.

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

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. As a result of Brexit, the EMA, formerly situated in London, relocated to Amsterdam. Following the Transition Period, there is a risk that the relocation will interrupt current administrative routines and occupy resources, which may generally adversely affect our dealings with the EMA. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. The impact will largely depend on the model and means by which the United Kingdom’s relationship with the European Union is governed post-Brexit. For example, following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. As a result, we cannot predict the impact that Brexit will have on (i) the marketing of pharmaceutical products, (ii) the process to obtain regulatory approval in the United Kingdom for product candidates or (iii) the award of exclusivities that are normally part of the EU legal framework (for instance Supplementary Protection Certificates, Pediatric Extensions or Orphan exclusivity). Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.

Brexit may also result in a reduction of funding to the EMA if the United Kingdom no longer makes financial contributions to European institutions, such as the EMA. If U.K. funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results of operations or prospects.

In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.

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

Legal, political and economic uncertainty surrounding the United Kingdom’s withdrawal from the European Union may be a source of instability in international markets, create significant currency fluctuations and risks of additional taxation, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing and manufacturing authorizations from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union following Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). It is possible that following the Transition Period the application of charges to stamp duty and stamp duty reserve tax to issues or transfers of our ordinary shares to depositary receipt systems or clearance services could be affected. Although under current law and Her Majesty’s Revenue & Customs published practice it is not expected that any stamp duty or stamp duty reserve tax, or SDRT, would arise in respect of any issue or transfer of our ordinary shares into a clearance service or depositary receipt system where it forms an integral part of capital raising, it is possible that following the Transition Period, existing legislation (which is not presently enforceable and which the Government indicated in April 2017 would not be applied following Brexit) could be applied, for example in the event of a change in Government policy, such that stamp duty and/or SDRT would apply in respect of any issue or transfer of our ordinary shares occurring thereafter including in respect of an issue or transfer which is integral to the raising of capital. In this event, we may be expected to bear any such stamp duty or SDRT (which, based on the existing legislation would be charged, in effect, at the rate of 1.5% of the value of the ordinary shares so issued or transferred). Any such charge would therefore represent an additional cost of our seeking to raise additional capital through further issuances of our ordinary shares.

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

Public health crises such as pandemics or similar outbreaks can adversely impact our business. The COVID-19 global pandemic is continually evolving, and to date has caused significant disruptions to the U.S. and global economies, has contributed to significant volatility and negative pressure in financial markets, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have impacted various aspects of our business and our operations and are likely to continue to impact our operations. The extent to which the COVID-19 global pandemic impacts our operations, or those of our third-party partners, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the duration of the pandemic and related disruptions as a result of “shelter-in-place” orders or similar mandatory or voluntary restrictions, renewed outbreaks in the future, new information that may emerge concerning the severity of the pandemic and other actions to contain the coronavirus or treat its impact, among others.

In response to the pandemic, we implemented a work from home policy, our administrative employees continue to work outside of our offices, and we have restricted on-site staff to only those required to execute certain laboratory and related support activities. Continued remote working could have a variety of impacts on our business, including increasing our cyber security risk, creating data accessibility concerns, and making us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, manufacturing sites and clinical trial sites. We may also experience difficulty in recruiting and onboarding new employees. In addition, as a result of continued shelter-in-place orders or policies or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

•

business disruptions involving our third parties on whom we rely, including CROs and other collaborators for the conduct of our clinical trials or our third-party suppliers or CDMOs, which could impact their ability to perform adequately or disrupt our supply chain; and

•	changes in hospital or research institution policies or government regulations, which could delay or adversely impact our ability to conduct our clinical trials.

Trial procedures (particularly any procedures that may be deemed non-essential), patient dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to the above factors or other reasons related to the pandemic. Furthermore, if the coronavirus continues to spread, or recurs in the future, some patients and clinical investigators may not be able to comply with clinical trial protocols or we may see increased rates of patients withdrawing from any planned clinical trial following enrollment, including as a result of contracting COVID-19, quarantines or other travel limitations (whether voluntary or required), which may impede patient movement, affect access to trial sites, or interrupt healthcare services. Moreover, follow-up visits associated with our active clinical trials are in most cases being conducted using alternative data collection approaches due to COVID-19 travel and other trial site limitations. Though we are following the FDA, EMA, and certain country-specific guidance on the management of clinical trials during the COVID-19 pandemic, we may also utilize other alternative approaches that may not be as effective as traditional approaches, and regulatory bodies, such as the FDA and EMA, may not approve such data collection techniques and may consider the data collected during the COVID-19 pandemic insufficient support for the relevant regulatory filings. Additionally, we anticipate that the COVID-19 pandemic may result in regulatory delays, including delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals. The pandemic may also result in greater regulatory uncertainty. For example, while the FDA and EMA have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including remote monitoring, protocol deviations and adverse event reporting, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance and the adequacy of the data collected during the COVID-19 pandemic to support regulatory filings. Any disruption or delay in our ability to complete preclinical and clinical development of our product candidates could impair our ability to successfully gain regulatory approval for and ultimately commercialize our product candidates and may harm our business and results of operations.

The extent and impact of such disruptions are currently unpredictable. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development, study and regulatory submissions of our product candidates. While we are still preparing for a potential approval by the EMA in 2020 of OTL-200 for the treatment of MLD under an accelerated assessment, the timeline could be extended as a result of the coordination needed among us, the EMA, our clinical site, our manufacturing partners and other key stakeholders involved in the review process during this time. The COVID-19 global pandemic may also result in interruption or delays in the operations of the FDA and EMA and other regulatory agencies, which could further delay our anticipated regulatory submissions and any potential approval of our product candidates.

In addition, the COVID-19 pandemic has impacted our ability to generate revenue from the sale of Strimvelis. Ospedale San Raffaele, Milan, Italy, the treatment site for Strimvelis, postponed scheduling and treating non-urgent patients with the therapy for several months, though was able to resume such treatments in June 2020.  Although we derive limited revenue from sales of Strimvelis, a prolonged postponement of treatments would significantly reduce our sole source of product revenue.

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

Based upon our ordinary shares outstanding as of June 30, 2020, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 51% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Sales of a substantial number of our ADSs in the public market could occur at any time or the perception in the market that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of June 30, 2020, we have outstanding 97,497,739 ordinary shares. The holders of up to 24,699,842 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, 15.353,896 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of restricted stock as of June 30, 2020 under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Pursuant to the terms of our license and development agreement, as amended, with Oxford BioMedica (UK) Limited (“Oxford BioMedica”), on April 20, 2020 we issued 75,413 ordinary shares to Oxford BioMedica in connection with a milestone that was deemed to have been met on April 15, 2020. The offer, sale, and issuance of the shares is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*†	Manufacturing and Technology Development Master Agreement, by and between Orchard Therapeutics (Europe) Limited, a wholly-owned subsidiary of the registrant, and MolMed S.p.A., dated July 2, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: August 6, 2020	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)