Form 10-Q
period 2020-09-30
Orchard Therapeutics plc
filed 2020-11-03
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 30, 2020, the registrant had 97,749,444 ordinary shares, nominal value £0.10 per share, outstanding.

i

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•	We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

•

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

•

The results from our clinical trials for Libmeldy (formerly OTL-200), OTL-103 for Wiskott Aldrich syndrome, or WAS, and for any of our other product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval. Before we submit our product candidates for marketing approval, the United States Food and Drug Administration, or FDA, and/or the European Medicines Agency, or EMA, may require us to conduct additional clinical trials, or evaluate patients for an additional follow-up period.

•	Interim data and ad hoc analyses are preliminary in nature. Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

•

Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience. We could experience manufacturing problems that result in delays in the development or commercialization of our commercial product or our product candidates or otherwise harm our business.

•

Our commercial product and product candidates and the process for administering our commercial product and product candidates may cause serious or undesirable side effects or adverse events or have other properties that could delay or prevent regulatory approval, limit commercial potential or result in significant negative consequences for our company.

•	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

•

We currently have limited sales and marketing capabilities. If we are unable to establish effective sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates that may be approved, we may not be successful in commercializing our product candidates if and when approved, and we may be unable to generate any product revenue.

•	If the size and value of the market opportunities for our product candidates are smaller than our estimates, our product revenues may be adversely affected and our business may suffer.

•

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

•

Business interruptions resulting from the COVID-19 pandemic or similar public health crises have caused and may continue to cause a disruption to the development of our product candidates and adversely impact our business.

•	We may not be able to protect our intellectual property rights throughout the world.

•

We may become subject to claims that we are infringing certain third party patents, for example, patents relating to lentiviral vectors, or other third party intellectual property rights, any of which may prevent or delay our development and commercialization efforts and have a material adverse effect on our business.

•	The market price of our ADSs may be highly volatile, and may fluctuate due to factors beyond our control.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1.A. and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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
•

the long-term safety, activity or durability of effect of our commercial product and product candidates and our ability to support regulatory submissions or maintain marketing approvals in the US and European Union (EU);

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

You should refer to the section in Part II titled “Item 1A. Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot be assured that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q, if any, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$41,161	$19,053
Marketable securities	160,183	305,937
Trade receivables	3,183	1,442
Prepaid expenses and other current assets	11,537	8,530
Research and development tax credit receivable, current	18,047	14,934
Total current assets	234,111	349,896
Non-current assets:
Operating lease right-of-use-assets	30,476	19,415
Property and equipment, net	4,912	7,596
Research and development tax credit receivable	12,440	13,710
Restricted cash	4,266	4,264
Other assets	12,110	4,400
Total assets	$298,315	$399,281
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,861	$11,984
Accrued expenses and other current liabilities	23,135	37,980
Operating lease liabilities	8,990	5,892
Notes payable, current	2,778	—
Total current liabilities	40,764	55,856
Notes payable, long-term	22,199	24,699
Operating lease liabilities, net of current portion	24,162	15,320
Other long-term liabilities	4,123	4,213
Total liabilities	91,248	100,088
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Ordinary shares, £0.10 nominal value	12,426	12,331
Additional paid-in capital	763,229	738,481
Accumulated other comprehensive income	3,432	2,042
Accumulated deficit	(572,020)	(453,661)
Total shareholders’ equity	207,067	299,193
Total liabilities and shareholders’ equity	$298,315	$399,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales, net	$1,998	$1,918	$2,595	$1,918
Costs and operating expenses:
Cost of product sales	667	614	858	614
Research and development	14,678	28,493	71,082	86,464
Selling, general and administrative	12,956	14,223	48,760	38,687
Total costs and operating expenses	28,301	43,330	120,700	125,765
Loss from operations	(26,303)	(41,412)	(118,105)	(123,847)
Other income (expense):
Interest income	534	2,169	2,906	5,519
Interest expense	(572)	(660)	(1,753)	(905)
Other income (expense), net	5,510	972	(2,223)	(1,146)
Total other income (expense), net	5,472	2,481	(1,070)	3,468
Net loss before income tax	(20,831)	(38,931)	(119,175)	(120,379)
Income tax benefit	541	2,194	816	2,373
Net loss	(20,290)	(36,737)	(118,359)	(118,006)
Other comprehensive income (loss)
Foreign currency translation adjustment	(5,310)	(613)	1,334	995
Unrealized gain (loss) on marketable securities	(308)	178	56	286
Total other comprehensive income (loss)	(5,618)	(435)	1,390	1,281
Total comprehensive loss	$(25,908)	$(37,172)	$(116,969)	$(116,725)
Net loss per share, basic and diluted	$(0.20)	$(0.38)	$(1.19)	$(1.29)
Weighted average number of ordinary shares outstanding, basic and diluted	99,664,616	97,817,847	99,255,370	91,553,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(118,359)	$(118,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,558	1,213
Non-cash share-based compensation	21,221	13,753
Impairment of long-lived assets	5,650	—
Non-cash interest expense	378	180
Non-cash consideration for licenses	791	—
Amortization of Strimvelis loss provision	(2,018)	(2,921)
Amortization of premium (discount) on marketable securities	465	(559)
Other non-cash adjustments	650	(3,314)
Changes in operating assets and liabilities:
Trade receivables	(1,750)	(543)
Research and development tax credit receivable	(2,423)	(12,390)
Prepaid expenses, other current assets and other assets	(2,680)	(6,286)
Operating leases, right-of-use assets	4,253	2,123
Accounts payable, accrued expenses and other current liabilities	(16,166)	3,520
Other long-term liabilities	—	(1,465)
Operating lease liabilities	(6,010)	(514)
Net cash used in operating activities	(114,440)	(125,209)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	221,538	43,249
Purchases of marketable securities	(76,203)	(373,080)
Payment of construction deposit	(10,000)	—
Receipt of funds from construction deposit	1,876	—
Purchases of property and equipment	(2,551)	(1,528)
Net cash provided by (used in) investing activities	134,660	(331,359)
Cash flows from financing activities:
Issuance of debt from credit facility, net of debt issuance costs paid	—	24,473
Proceeds from share options and ESPP shares	2,831	1,741
Issuance of ADSs in follow-on offering, net of underwriters' discount	—	130,257
Payment of offering costs	—	(605)
Net cash provided by financing activities	2,831	155,866
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(941)	708
Net increase (decrease) in cash, cash equivalents and restricted cash	22,110	(299,994)
Cash, cash equivalents, and restricted cash, beginning of period	23,317	339,681
Cash, cash equivalents, and restricted cash, end of period	$45,427	$39,687
Supplemental disclosure of non-cash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	15	29
Shares issued as part of license agreement	791	—
Supplemental disclosure of cash flow information:
Cash paid for taxes	2,375	—
Cash paid for interest	1,374	726
Lease assets obtained in exchange for new operating lease liabilities	17,486	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements Shareholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2018	85,865,557	$10,924	$587,490	$3,163	$(290,239)	$311,338
Share-based compensation expense	—	—	3,821	—	—	3,821
Exercise of share options	1,471	—	4	—	—	4
Other comprehensive income	—	—	—	3,051	—	3,051
Net loss	—	—	—	—	(30,739)	(30,739)
Balance at March 31, 2019	85,867,028	$10,924	$591,315	$6,214	$(320,978)	$287,475
Share-based compensation expense	-	-	4,630	—	—	4,630
Exercise of share options	532,889	69	504	—	—	573
Issuance of ESPP shares	60,335	8	685	—	—	693
Issuance of ADSs in follow-on offering, net of issuance costs of $620	9,725,268	1,233	128,418	—	—	129,651
Other comprehensive loss	—	—	—	(1,335)	—	(1,335)
Net loss	—	—	—	-	(50,530)	(50,530)
Balance at June 30, 2019	96,185,520	$12,234	$725,552	$4,879	$(371,508)	$371,157
Share-based compensation expense	—	—	5,302	—	—	5,302
Exercise of share options	332,014	43	414	—	—	457
Other comprehensive loss	—	—	—	(435)	—	(435)
Net loss	—	—	—	—	(36,737)	(36,737)
Balance at September 30, 2019	96,517,534	$12,277	$731,268	$4,444	$(408,245)	$339,744

Balance at December 31, 2019	96,923,729	$12,331	$738,481	$2,042	$(453,661)	$299,193
Share-based compensation expense	—	—	9,479	—	—	9,479
Exercise of share options	230,836	30	1,408	—	—	1,438
Other comprehensive income	—	—	—	5,013	—	5,013
Net loss	—	—	—	—	(50,569)	(50,569)
Balance at March 31, 2020	97,154,565	$12,361	$749,368	$7,055	$(504,230)	$264,554
Share-based compensation expense	—	—	6,079	—	—	6,079
Exercise of share options	214,299	27	643	—	—	670
Issuance of ESPP shares	53,462	7	425	—	—	432
Ordinary shares issued as part of license agreements	75,413	10	781	—	—	791
Other comprehensive income	—	—	—	1,995	—	1,995
Net loss	—	—	—	—	(47,500)	(47,500)
Balance at June 30, 2020	97,497,739	$12,405	$757,296	$9,050	$(551,730)	$227,021
Share-based compensation expense	—	—	5,663	—	—	5,663
Exercise of share options	162,032	21	270	—	—	291
Other comprehensive loss	—	—	—	(5,618)	—	(5,618)
Net loss	—	—	—		(20,290)	(20,290)
Balance at September 30, 2020	97,659,771	$12,426	$763,229	$3,432	$(572,020)	$207,067

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

Through September 30, 2020, the Company funded its operations primarily with proceeds from the sale of convertible preferred shares and ADSs in the Company’s initial public offering (“IPO”) and a subsequent follow-on offering, as well as with certain grant and reimbursement payments and a drawdown on its credit facility, described in note 6 below. The Company has incurred recurring losses since its inception. As of September 30, 2020, the Company had an accumulated deficit of $572.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of September 30, 2020 of $201.3 million, will be sufficient to fund its operations and capital expenditure requirements through at least the next twelve months.

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

Foreign currency

The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the parent company, Orchard Therapeutics plc, is the U.S. dollar because it predominantly raises finances and expends cash in U.S. dollars. The functional currency of the Company’s subsidiary operations is the applicable local currency. Transactions in foreign currencies are translated into the functional currency of the subsidiary in which they occur at the foreign exchange rate in effect on the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into the functional currency of the relevant subsidiary at the foreign exchange rate in effect on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies that differ from the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. The Company recorded realized and unrealized foreign currency transaction gains of $5.9 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded realized and unrealized foreign currency transaction losses of $1.5 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense. The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the period, for the periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$32,729	$20,325	$28,644	$10,585
Recognition of credit claims as offset to research and development expense	10,104	2,712	17,169	12,651
Receipt of credit claims	(13,558)	(152)	(14,573)	(152)
Foreign currency translation	1,212	(657)	(753)	(856)
Balance at end of period	$30,487	$22,228	$30,487	$22,228

During the three months ended September 30, 2020, the Company recorded $5.8 million of additional tax credits related to a change in estimate associated with its U.K research and development tax credit receivable claim for fiscal year 2019 ($4.8 million) and estimate of our 2020 claim through June 30, 2020 ($1.0 million). The change in estimate was based on the results of a tax credit analysis associated with the Company’s qualified projects and research and development expenditures completed during the quarter to finalize the 2019 U.K. tax return. This amount was recorded as an offset to research and development expense.  As of September 30, 2020, the Company’s tax incentive receivable from the U.K. government was $30.5 million, of which $18.1 million was classified as current and $12.4 million was classified as noncurrent. As of December 31, 2019, the Company’s tax incentive receivable from the U.K. government was $28.6 million, of which $14.9 million was classified as current, and $13.7 million was classified as noncurrent.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease, and is required to hold this amount in a standalone bank account, as of September 30, 2020 and December 31, 2019. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at September 30, 2020, and December 31, 2019.

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

	September 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$41,161	$19,053
Restricted cash	4,266	4,264
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$45,427	$23,317

The Company also has $8.1 million in an escrow account associated with the construction of the Company’s leased facility in Fremont, California, which the Company has ceased construction and build-out of and intends to consider its options relating to the lease, including subleasing the facility. Subject to the terms of the lease and reduction provisions, this amount may be decreased to nil over time upon qualifying construction expenditure, or will be returned in late 2022 to the extent funds are not used. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $1.9 million in receipts from the escrow funds for work performed to date. Of the $8.1 million remaining in the escrow account, $2.3 million is classified within other prepaid expenses and other current assets and $5.8 million is classified within other assets on the condensed consolidated balance sheet based on the timing of when the Company expects to receive the cash from the escrow agent.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. Reclassifications from other comprehensive loss to income from the sale of investments are not material. The components of accumulated other comprehensive income (loss) are detailed as follows (in thousands):

	Currency Translation	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$1,776	$266	$2,042
Other comprehensive (loss) income, net of tax	6,034	(1,021)	5,013
Balance at March 31, 2020	$7,810	$(755)	$7,055
Other comprehensive (loss) income, net of tax	$610	$1,385	1,995
Balance at June 30, 2020	$8,420	$630	$9,050
Other comprehensive (loss) income, net of tax	(5,310)	(308)	(5,618)
Balance at September 30, 2020	$3,110	$322	$3,432

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

As the Company’s leases do not provide an implicit rate, the Company utilized the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term as the lease an amount equal to the lease payments in a similar economic environment. The Company estimated the incremental borrowing rate based on the Company’s currently outstanding credit facility as inputs to the analysis to calculate a spread, adjusted for factors that reflect the profile of secured borrowing over the expected term of the lease.

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, utilities, performance of manufacturing services, purchase of inventory, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected not to apply the practical expedient and with respect to its lease of manufacturing space at a contract manufacturing organization, the Company has allocated the consideration between the lease and non-lease components of the contract based on the respective fair values of the lease and non-lease components. The Company calculated the fair value of the lease and non-lease components using financial information readily available as part of its master services arrangement and other representative data indicative of fair value.

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

Strimvelis loss provision

As part of the GSK transaction (as defined in Note 10), the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (see Note 10). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with the Strimvelis program during each period and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a credit to research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and will adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses; however, the timing of recognizing the amortization of what was originally recorded is adjusted for the updated future losses. The following table below outlines the changes to the Strimvelis loss provision for the periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$4,392	$7,817	$6,790	$10,339
Amortization of loss provision	—	(330)	(2,018)	(2,921)
Foreign currency translation	191	(247)	(189)	(178)
Balance at end of period	$4,583	$7,240	$4,583	$7,240

Of the balance as of September 30, 2020 noted in the table above, $0.9 million is classified as current, and $3.7 million is classified as non-current.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) based on the potential impact of dilutive securities. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of ordinary shares outstanding for the period, including potential dilutive ordinary shares. For purpose of this calculation, outstanding options and unvested restricted shares are considered potential dilutive ordinary shares.  Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive.

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	As of September 30,
	2020	2019
Share options	11,980,433	10,384,608
Unvested restricted share units	867,574	596,922
	12,848,007	10,981,530

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases (“ASC 842”). As we are no longer an emerging growth company as of December 31, 2019, ASC 842 became effective for us in 2019, as of January 1, 2019. During the nine months ended September 30, 2019, while the Company was an emerging growth company, ASC 840 was applied to leases. The Company’s previously reported consolidated cash flow statement for the nine months ended September 30, 2019 has been recast to reflect adoption of ASC 842 effective January 1, 2019. The following table summarizes the impact of the adoption to the Company’s operating cash flows in the previously issued condensed consolidated statement of cash flows. There was no impact to the condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2019 as a result of the adoption of ASC 842. The table also includes other presentation adjustments within operating cash flows made to conform to current period presentation (in thousands):

	As previously reported	ASC 842 adjustments	Other presentation adjustments	As recast
Cash flows from operating activities:
Net loss	$(118,006)	$—	$—	$(118,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,213	—	—	1,213
Non-cash share-based compensation	13,753	—	—	13,753
Impairment of long-lived assets	—	—	—	—
Non-cash interest expense	—	—	180	180
Non-cash considerations for licenses and milestones	—	—	—
Amortization of Strimvelis loss provision	(2,921)	—	—	(2,921)
Amortization of premium (discount) on marketable securities	—	—	(559)	(559)
Other non-cash adjustments	(3,693)	—	379	(3,314)
Changes in operating assets and liabilities:
Trade receivables	(2,937)	—	2,394	(543)
Research and development tax credit receivable	(12,390)	—	—	(12,390)
Prepaid expenses, current assets and other assets	(3,548)	(344)	(2,394)	(6,286)
Operating leases, right-of-use assets	-	2,123	—	2,123
Accounts payable, accrued expenses and other current liabilities	3,676	(156)	—	3,520
Other long-term liabilities	(356)	(1,109)	—	(1,465)
Operating lease liabilities	—	(514)	—	(514)
Net cash used in operating activities	$(125,209)	$—	$—	$(125,209)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for us on January 1, 2020. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures. The Company has a U.K. research and development tax credit receivable and trade receivables that are subject to this guidance. The Company has assessed whether it believes there is a current estimate of credit loss expected to be recorded for these receivables and concluded that any amount would not be significant and therefore the Company has not recorded any credit loss allowance for these receivables.

3. Fair Value Measurements and Marketable Debt Securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2020 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months and nine months ended September 30, 2020, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable debt securities as of September 30, 2020, in thousands:

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$5,610	$—	$—	$5,610
U.S government securities	—	7,000	—	7,000
Corporate bonds		1,503
Commercial paper	—	1,000	—	1,000
Total cash equivalents	5,610	9,503	—	13,610
Marketable securities
U.S. government securities	—	3,000	—	3,000
Corporate bonds	—	132,399	—	132,399
Commercial paper	—	24,784	—	24,784
Total marketable securities	—	160,183	—	160,183
Total	$5,610	$169,686	$—	$173,793

The following table summarizes the Company’s cash equivalents and marketable debt securities as of December 31, 2019, in thousands:

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$202	$—	$—	$202
U.S. government securities	—	3,159	—	3,159
Commercial paper	—	9,792	—	9,792
Total cash equivalents	$202	$12,951	$—	$13,153
Marketable securities
Corporate bonds	$—	$259,900	$—	$259,900
Commercial paper	—	46,037	—	$46,037
Total marketable securities	$—	$305,937	$—	$305,937
Total	$202	$318,888	$—	$319,090

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

Marketable Debt Securities

The following table summarizes the Company’s marketable debt securities as of September 30, 2020, in thousands:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$10,000	$—	$—	$—	$10,000
Corporate bonds	133,586	334	(18)	—	133,902
Commercial paper	25,778	7	(1)	—	25,784
Total	$169,364	$341	$(19)	$—	$169,686

The following table summarizes the Company’s marketable securities as of December 31, 2019, in thousands:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,159	$—	$—	$3,159
Corporate bonds	259,669	285	(54)	259,900
Commercial paper	55,794	42	(7)	55,829
Total	$318,622	$327	$(61)	$318,888

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity, as of September 30, 2020 and December 31, 2019, in thousands:

	September 30, 2020	December 31, 2019
Due in one year	$150,590	$250,490
Due after one year through three years	19,096	68,398
Total	$169,686	$318,888

4. Property and Equipment, Net

Property and equipment, net consisted of the following, in thousands:

	September 30,	December 31,
	2020	2019
Property and equipment:
Lab equipment	$4,695	$6,377
Leasehold improvements	2,441	1,839
Furniture and fixtures	299	508
Office and computer equipment	531	184
Construction-in-process	504	1,848
Property and equipment	$8,470	$10,756
Less: accumulated depreciation	(3,558)	(3,160)
Property and equipment, net	$4,912	$7,596

Depreciation expense was $0.5 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $1.6 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively. During the second quarter of 2020, the Company took impairment charges of $2.3 million related to construction-in-process and $0.8 million related to laboratory equipment (See Note 8).

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following, in thousands:

	September 30,	December 31,
	2020	2019
Accrued external research and development expenses	$8,982	$16,215
Accrued payroll and related expenses, including severance	9,768	12,381
Accrued professional fees	1,087	1,321
Accrued other	2,428	5,069
Strimvelis liability - current portion	870	2,994
Total accrued expenses and other liabilities	$23,135	$37,980

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

As of September 30, 2020, and December 31, 2019, notes payable consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Notes payable, net of issuance costs	$24,630	$24,541
Less: current portion	(2,778)	—
Notes payable, net of current portion	$21,852	$24,541
Accretion related to final payment	347	158
Notes payable, long term	$22,199	$24,699

As of September 30, 2020, the estimated future principal payments due are as follows (in thousands):

Aggregate Minimum Payments
2020 (September - December)	—
2021	4,861
2022	8,333
2023	8,334
Thereafter	4,597
Total	26,125
Less current portion	(2,778)
Less unamortized portion of final payment	(779)
Less unamortized debt issuance costs	(369)
Notes payable, long term	$22,199

During the three and nine months ended September 30, 2020, the Company recognized $0.6 million and $1.8 million of interest expense, respectively, related to the term loan. During the three and nine months ended September 30, 2019 the Company recognized $0.7 million and $0.9 million of interest expense related to the term loan, respectively. The effective annual interest rate as of September 30, 2020 on the outstanding debt under the term loan was approximately 9.4%.

7. Share-Based Compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors determined not to make any further awards under the 2016 plan following the Company’s IPO. In August 2020, pursuant to the evergreen provision in the 2018 plan, the Company increased the number of ordinary shares available for issuance under the 2018 plan by 4,846,186. As of September 30, 2020, 6,361,972 shares remained available for issuance under the 2018 Plan, 1,000,000 remained available under the Inducement Plan and 1,525,904 shares remained available for issuance under the ESPP.

Share option activity

The following table summarizes option activity under the plans for nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	12,216,140	$6.61
Granted	5,629,352	11.63
Exercised	(607,167)	4.03
Forfeited	(2,572,755)	10.65
Outstanding at September 30, 2020	14,665,570	$7.93
Vested and expected to vest, as of September 30, 2020	14,665,570	$7.93
Exercisable, September 30, 2020	7,053,899	$5.47

The weighted-average grant date fair value of share options granted during the nine months ended September 30, 2020 was $7.38.

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

CEO Award

The Company granted 195,000 performance-based RSUs to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D., in April 2020.  The award vests on January 2, 2024 as to 1/3 of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to achievement of specific clinical and regulatory milestones.

Time-based restricted share units

Time-based restricted share units generally vest in equal annual installments over a three-year period.

The following table summarizes award activity for all types of restricted share units for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2019	556,422	$13.58
Granted	426,750	6.42
Vested	—	—
Forfeited	(310,672)	14.16
Unvested and outstanding at September 30, 2020	672,500	$8.77

The fair value associated with the performance-based conditions will be recognized when achievement of the milestones becomes probable, if at all. The Company determined that, as of September 30, 2020, none of the regulatory and research and development milestones associated with any outstanding performance-based RSUs were deemed probable. The amount of compensation cost recognized for the three months ended September 30, 2020 and 2019 for the market condition associated with the performance-based RSUs was nil and $0.3 million, respectively. The amount of compensation cost recognized for the nine months ended September 30, 2020 and 2019 for the market condition associated with the performance-based RSUs was $0.3 million and $0.9 million, respectively.

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2,617	$2,071	$8,398	$5,041
General and administrative	3,046	3,231	12,823	8,712
Total share-based compensation	$5,663	$5,302	$21,221	$13,753

During the nine months ended September 30, 2020, the Company recognized $2.7 million of share-based compensation expense to selling, general and administrative expense related to the modification of share option awards associated with the separation of the Company’s former Chief Executive Officer.

As of September 30, 2020, total unrecognized compensation cost related to unvested share option grants was approximately $52.8 million. This amount is expected to be recognized over a weighted average period of approximately 2.7 years. As of September 30, 2020, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $5.4 million, dependent upon achievement of the aforementioned milestones. As of September 30, 2020, the total unrecognized compensation cost related to time-based RSUs was $1.1 million. The expense associated with our performance-based and time-based RSUs is expected to be recognized over a weighted average period of approximately 2.3 years.

8. Restructuring charges

On May 4, 2020, the Company committed to a new strategic plan and restructuring intended to enable the Company to advance its corporate strategy while reducing overall operating expenses, including ceasing construction and build-out of its Fremont, California manufacturing facility, closing its office in Menlo Park, California, reducing its workforce by approximately 25% across the Company, eliminating a number of future positions expected to be recruited in 2020 and 2021, reducing its investment in the future development for certain programs, and other cost-saving measures (collectively, the “Restructuring”). The workforce reductions took place primarily during the second and third quarters of 2020, and are expected to conclude in the fourth quarter of 2020.

Cash restructuring charges

Accrued restructuring and severance costs are included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. Activity for the fiscal year are summarized as follows, in thousands:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Balance at beginning of period	$841	$—
Charged to expense	(9)	1,575
Payments made	(511)	(1,254)
Balance at end of period	$321	$321

There were no restructuring costs during the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2020, $1.2 million of the employee termination benefits has been classified on the condensed consolidated statement of operations as research and development expense and $0.4 million has been classified as selling, general, and administrative expense.

Impairment of long-lived assets

During the second quarter of 2020, the Company also took the following non-cash charges to research and development expense associated with the impairment of construction-in-process associated with the Fremont manufacturing facility, partial impairment of the right-of-use asset for the Fremont manufacturing facility lease (the “Fremont ROU asset”), and a write-down of laboratory equipment from the Company’s Menlo Park, CA facility, in thousands:

Asset write-downs
Operating lease right-of-use asset	$2,605
Construction-in-process	2,285
Laboratory equipment	760
Charge included in research and development expense	$5,650

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

As of the assessment date, the fair value of the Fremont ROU asset was $11.2 million, and the Company recorded a $2.6 million impairment charge related to the asset. The remaining carrying value of the Fremont ROU asset is being amortized over the remaining lease term on a straight-line basis. A triggering event identified for the Fremont ROU asset in future periods could result in additional impairment charges if the estimated fair value of the asset is determined to be lower than the carrying value.

9. Leases

Embedded operating lease arrangement

The Company is party to a manufacturing agreement for research and development and commercial production with AGC Biologics, S.p.A. (formerly MolMed S.p.A.)(“AGC”) pursuant to which AGC will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Company development and commercial programs.  A manufacturing agreement with AGC was novated to the Company as part of the GSK Agreement (see Note 10).  On July 2, 2020 (the “Effective Date”), the Company entered into a new manufacturing and technology development master agreement with AGC (the “AGC Agreement”) which superseded the novated agreement.

The Company determined that the AGC Agreement contains an embedded lease as it includes provision of manufacturing suites designated for the Company’s exclusive use during the term of the agreement. The AGC Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The agreement may be extended for an additional two years by mutual agreement of the Company and AGC. The AGC Agreement contains payments associated with lease and non-lease components. The annual rental payments associated with the lease we considered a lease component and amount to €2.7 million per contract year. The non-lease components of the agreement consist of minimum manufacturing purchase requirements and dedicated manufacturing and development services with an initial annual commitment of €10.4 million. As a result of this agreement, the Company recorded a right-of-use asset in the amount of $13.7 million and lease liability in the amount of $13.7 million for this operating lease as of July 2020, and is recognizing rent expense on a straight-line basis throughout the estimated remaining term of the embedded lease.

The Company may terminate the AGC Agreement and the use of the exclusive manufacturing suites, with 12-months’ notice, and beginning no earlier than July 2, 2022. AGC may terminate the AGC Agreement with 24-months’ notice. The AGC Agreement provides for an option to reserve one additional exclusive manufacturing suite any time prior to January 1, 2022 for a one-time option fee plus annual rental fee. The AGC Agreement extends until July 2, 2025.

10. License Agreements

GSK asset purchase and license agreement

In April 2018, the Company completed an asset purchase and license agreement (the “GSK Agreement”) with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses for rare diseases and option rights on three additional programs in preclinical development from Telethon Foundation and San Raffaele Hospital (“Telethon-OSR”). The portfolio of programs and options acquired consisted of two late-stage clinical gene therapy programs in ongoing registrational trials for MLD and WAS, one earlier stage clinical gene therapy program for TDT, Strimvelis, and option rights exercisable upon completion of clinical proof of concept studies for three additional earlier-stage development programs, which option rights have all subsequently lapsed. The Company accounted for the GSK Agreement as an asset acquisition, since the asset purchase and licensing arrangement did not meet the definition of a business pursuant to ASC 805, Business Combinations, resulting in total consideration of $133.6 million, which was recorded in the second quarter of 2018.

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

Oxford BioMedica license, development and supply agreement

In November 2016, and as amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica plc whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and whereby Oxford BioMedica will provide process development services (“Oxford BioMedica Development Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Development Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued another 75,413 ordinary shares to Oxford BioMedica with a total value of $0.8 million. The Company may also pay low single-digit percentage royalties on net sales of collaborated product generated under the Oxford BioMedica Agreement.

11. Income Taxes

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

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. The Company has not recorded any amounts for unrecognized tax positions as of September 30, 2020 or December 31, 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). The CARES Act provides that corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years to recover taxes paid in prior years, eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three months and nine months ended September 30, 2020, or to the Company’s net deferred tax assets as of September 30, 2020.

The Company recorded and income tax benefit of $0.5 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, which relates primarily to the Company’s subsidiary operations in Europe and the U.SThe Company recorded income tax benefit of $0.8 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively. .

12. Commitments and Contingencies

Manufacturing and technology development master agreement with AGC Biologics, S.p.A.

As discussed in Note 9, on July 2, 2020, the Company entered into the AGC Agreement, pursuant to which AGC will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Company development and commercial programs. Under the terms of the AGC Agreement, the Company is obligated to pay AGC a minimum product manufacturing commitment of €2.7 million per contract year beginning in 2021 for the term of the AGC Agreement, which may increase to the mid-seven figures per contract year upon the achievement of certain milestones that may require additional manufacturing capacity. Additionally, the Company has committed €10.4 million per contract year for dedicated manufacturing and development resources, of which €2.7 million per contract year is considered a lease component associated with the exclusive manufacturing suites within AGC’s existing facilities (see Note 9). The Company may increase or decrease the usage of dedicated development services on a rolling basis with between six and 12-months’ prior written notice to AGC.

The AGC Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The AGC Agreement may be extended for an additional two years by mutual agreement of the Company and AGC. The Company has the right to terminate the AGC Agreement at its discretion upon 12-month’s prior written notice to AGC, and beginning no earlier than July 2, 2022, AGC has the right to terminate the AGC Agreement at its discretion upon 24-month’s prior written notice to the Company. Each party may terminate the AGC Agreement upon prior notice to the other party for an uncured material breach that the breaching party does not cure within the notice period.

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

13. Employee Benefit Plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $0.3 million and $1.3 million in matching contributions for the three and nine months ended September 30, 2020. The Company paid $0.3 million and $0.9 million in matching contributions for the three and nine months ended September 30, 2019.

14. Related Party Transactions

GSK

In April 2018, the Company completed the GSK Agreement with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses, for rare diseases and option rights on three additional programs in preclinical development from Telethon-OSR (See Note 10).

As of September 30, 2020, and December 31, 2019, the Company had accounts payable and accrued expenses due to GSK of $0.2 million and $3.3 million, respectively. During the nine months ended September 30, 2020 the Company entered into a global license agreement with GSK for use of their lentiviral stable cell line technology whereby we recorded $1.3 million of in-process research and development expense associated with upfront payments made to GSK. During the nine months ended September 30, 2020, the Company made $5.8 million in payments on accounts payable due to GSK, and the Company incurred $0.1 million in royalties due to GSK associated with sales of Strimvelis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis and set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II—Item 1A. of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

Orchard Therapeutics is a global gene therapy leader dedicated to transforming the lives of people affected by rare diseases through the development of innovative, potentially curative gene therapies. Our ex vivo autologous gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. We have one of the deepest and most advanced gene therapy product candidate pipelines in the industry spanning multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist. We recently announced a new strategic plan and restructuring intended to enable us to advance our corporate strategy while reducing overall operating expenses, including reducing our investment in the future development of OTL-101 for adenosine deaminase severe combined immunodeficiency (“ADA-SCID”) and OTL-300 for transfusion-dependent beta-thalassemia (“TDT”), among other measures.

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in our initial public offering (“IPO”) and follow-on offering, and convertible preferred shares. We have also financed our operations through proceeds from our senior term facilities agreement (the “Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”) and through proceeds associated two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

We have incurred significant operating losses since our inception. We will not generate revenue from product sales, except from potential future sales of Strimvelis®, a commercial product we acquired in April 2018, and for which we have currently paused treatments, unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In October 2020, the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for our product candidate Libmeldy™ (autologous CD34+ cell enriched population that contains hematopoietic stem and progenitor cells (“HSPCs”) transduced ex vivo using a lentiviral vector encoding the human arylsulfatase-A (ARSA) gene), formerly OTL-200, recommending full, or standard, marketing authorization for the treatment of early onset MLD, characterized by biallelic mutations in the arylsulfatase-A (ARSA) gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline. We expect a final decision on marketing authorization by the European Commission (“EC”) for Libmeldy in 2020. If Libmeldy is granted marketing authorization and we are able to identify patients and secure reimbursement for our treatment, we may begin to generate revenue from the sale of Libmeldy in Europe.

Our net losses were $118.4 million and $118.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and December 31, 2019, we had an accumulated deficit of $572.0 million and $453.7 million, respectively. As of September 30, 2020, we had cash, cash equivalents, marketable securities and restricted cash of $205.6 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

Recent Developments

CHMP positive opinion

In October 2020, the EMA’s CHMP adopted a positive opinion for our product candidate Libmeldy (autologous CD34+ cell enriched population that contains hematopoietic stem and progenitor cells (HSPCs) transduced ex vivo using a lentiviral vector encoding the human arylsulfatase-A (ARSA) gene), formerly OTL-200, recommending full, or standard, marketing authorization for the treatment of early onset MLD, characterized by biallelic mutations in the arylsulfatase-A (ARSA) gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline. We expect a final decision on marketing authorization by the European Commission (EC) for Libmeldy in 2020. If Libmeldy is granted marketing authorization and we are able to identify patients and secure reimbursement for our treatment, we may begin to generate revenue from the sale of Libmeldy in Europe.

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

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy, have placed significant restrictions on travel. While some restrictions have been relaxed since the beginning of the pandemic, many restrictions are still in place. In the U.S. and U.K, our office-based employees have been primarily working from home since March 2020. In September 2020, we opened our Boston and London offices to allow for limited access to employees in accordance with local ordinances, although there is no assurance that we will be able to continue such access if the COVID-19 pandemic escalates. Limitations on travel and other social distancing measures may have an effect on our preclinical and clinical activities and regulatory timelines. While our clinical sites are still treating and following up with patients in clinical trials, these centers are also devoting significant resources to patients with COVID-19, which could limit their ability to enroll additional patients in ongoing clinical studies. While we believe we have enrolled and treated enough patients to support regulatory filings for Libmeldy in the U.S. and EU, COVID-19-related impacts shifted the enrollment timeline for our OTL-201 trial for the treatment of MPS-IIIA by three months.

Travel and stay-at-home orders could adversely affect our contract manufacturers and third-party logistics providers. To date, our third-party contract development and manufacturing organization (CDMO) partners have continued to operate at or near normal levels. While we currently do not anticipate any interruptions, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CDMO partners’ ability to manufacture our products in development. The treatment site for Strimvelis, our European Medicines Agency-approved gene therapy for the treatment of ADA-SCID, initially postponed scheduling and treating any non-urgent patients with the therapy for approximately three months, from March to June 2020. We have reviewed the collectability and valuation of our assets through the date of financial statement issuance and did not identify any significant recoverability concerns or impairments. Any prolonged material disruptions to our employees, suppliers, CDMOs, vendors, or patients could impact our operating results and could lead to impairments. To date the Company has recorded impairments on long-lived assets that are due to a combination of a corporate restructuring and COVID-19 market impacts (see Note 8 of condensed consolidated financial statements). The capital markets have experienced significant volatility as a result of the pandemic and our ability to access the capital markets could be impacted if disruptions in the capital markets continue.

For additional information on the various risks posed by the COVID-19 pandemic, please the section titled “Item 1A. Risk Factors” included in this report.

Components of our results of operations

Revenue

We do not expect to generate any significant revenue from the sale of products in the near future. Our product candidate, Libmeldy, received a positive opinion from the EMA’s CHMP in October 2020, and we expect a decision on marketing authorization in the EU for Libmeldy in 2020. If Libmeldy is granted marketing authorization and we are able to identify patients and secure reimbursement for our treatment, we may begin to generate revenue from the sale of Libmeldy in Europe. If our development efforts for other product candidates that we may develop in the future are successful and result in regulatory approval, or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

During the three and nine months ended September 30, 2020, we recognized $2.0 million and $2.6 million in revenue from sales of Strimvelis, respectively. Strimvelis has to date been distributed exclusively at the San Raffaele Hospital in Milan, Italy.

While we expect that any future sales of Strimvelis will fluctuate quarter over quarter, in particular as and if we continue to promote the product and increase market access, in October 2020 we paused treating new patients with Strimvelis upon learning that a patient treated with the drug in 2016 under a compassionate use program had been diagnosed with Lymphoid T cells leukemia, a known risk factor for gammaretroviral vector-based gene therapy. We do not know when such treatments will resume, if at all.  As a result, net product sales of $2.0 million for the quarter ended September 30, 2020 may not be representative of our sales for any future period.Cost of product sales consists of costs to manufacture, including raw materials, distribute and administer Strimvelis, and royalty payments due to third parties that are tied to sales.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued research and development expenses. United Kingdom research and development tax credits are recorded as an offset to research and development expense. Amortization of the Strimvelis loss provision is also recorded as an offset to research and development expense (See Note 2 of our condensed consolidated financial statements). Restructuring costs associated with the non-cash impairment of our Fremont operating lease right-of-use asset, construction-in-process associated with the facility, and laboratory equipment in our California locations were recorded to research and development expense (see Note 8 of our condensed consolidated financial statements).

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors and contract manufacturing organizations in connection with our preclinical and clinical development activities. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. License fees and other costs incurred prior to designating a product candidate for development are included in unallocated costs. We do not allocate employee costs, costs associated with our early-stage discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will remain consistent quarter over quarter for the near term as we continue to: (i) expedite the clinical development and continue to seek to obtain marketing approval for our lead product candidates, including Libmeldy and OTL-103 for WAS; (ii) initiate additional clinical trials for our product candidates, which may include OTL-102 for X-CGD, OTL-201 for MPS-IIIA, and OTL-203 for MPS-I; (iii) reduce our investment in and development expenses for OTL-101 for ADA-SCID and OTL-300 for TDT and reallocate those financial resources to other programs; (iv) seek to improve the efficiency and scalability of our outsourced manufacturing processes and supply chain; (v) build process development and analytical capabilities in the near term, and potential manufacturing capabilities in the longer term; and (vi) continue to discover and develop additional product candidates. For example, in April 2020, we announced that we intend to accelerate our research and development efforts for projects in less rare indications, including two new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease.

During the second quarter of 2020, we also took $5.7 million in non-cash charges to research and development expense associated with the impairment of construction-in-process associated with the Fremont manufacturing facility, partial impairment of the operating lease right-of-use asset for the Fremont facility (as described in Note 8 of our condensed consolidated financial statements), and a write-down of laboratory equipment from our Menlo Park, CA facility. We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

The successful development of our product candidates and continued commercialization of Strimvelis, of Libmeldy, and of our other product candidates, if approved, is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

•	maintaining marketing authorization and related post-marketing commitments for regulatory compliance for Strimvelis in the European Union;
•	qualifying for, and maintaining, adequate coverage and reimbursement by government and private payors for Strimvelis and any product candidate for which we obtain marketing approval;
•

establishing and maintaining supply and manufacturing processes and relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development of our product candidates and the market demand for Strimvelis and any of our product candidates for which we obtain marketing approval;

•	obtaining market acceptance of Strimvelis, if sales resume, and our product candidates, if approved, as viable treatment options with acceptable long-term safety profiles;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed, including robust quality systems and compliance systems;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

A change in the outcome of any of these variables with respect to the development of a product or product candidate could mean a significant change in the costs and timing associated with the development of that product or product candidate. For example, if the FDA, EMA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development and we may never succeed in obtaining regulatory approval for any of our product candidates. If the EMA or another regulatory body determines that the safety profile of Strimvelis is no longer acceptable as a result of the adverse event described above, our ability to commercialize Strimvelis would be impaired.

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

We expect that our general and administrative expenses will remain steady in the near term after our corporate restructuring. We note that our selling costs may increase as we are expanding our organization into multiple countries in Europe to support the potential launch of Libmeldy, which received a positive opinion from the EMA’s CHMP in October 2020, and for which a final decision on marketing authorization by the European Commission is expected by the end of 2020.

In the first quarter of 2020, we recorded a $3.4 million charge to selling, general, and administrative expenses associated with the separation of our former Chief Executive Officer. Of this charge, $0.7 million was associated with cash benefits, and $2.7 million consisted of a non-cash charge associated with the modification of share options. During the nine months ended September 30, 2020, we incurred $0.4 million in employee termination benefits associated with headcount reductions made in connection with our strategic reprioritization initiatives and related restructuring.

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

Results of operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Product sales, net	$1,998	$1,918	$80
Costs and operating expenses
Cost of product sales	667	614	53
Research and development	14,678	28,493	(13,815)
Selling, general and administrative	12,956	14,223	(1,267)
Total costs and operating expenses	28,301	43,330	(15,029)
Loss from operations	(26,303)	(41,412)	15,109
Other income (expense):
Interest income	534	2,169	(1,635)
Interest expense	(572)	(660)	88
Other income (expense):	5,510	972	4,538
Total other income (expense), net	5,472	2,481	2,991
Loss before provision for income taxes	(20,831)	(38,931)	18,100
Income tax (expense) benefit	541	2,194	(1,653)
Net loss	$(20,290)	$(36,737)	$16,447

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$4,548	$7,246	$(2,698)
Primary immune deficiencies	3,628	6,313	(2,685)
Blood disorders	548	558	(10)
Other research and preclinical programs under development	1,176	191	985
Total direct research and development expenses:	9,900	14,308	(4,408)
Research and discovery and unallocated costs
Personnel related	7,861	7,196	665
Share-based compensation	2,626	2,071	555
Accretion of Strimvelis loss provision	—	(330)	330
Research and development tax credit	(10,104)	(2,730)	(7,374)
Impairment of long-lived assets	—	—	—
Facility and other	4,395	7,978	(3,583)
Total indirect research and development expenses	4,778	14,185	(9,407)
Total research and development expenses	$14,678	$28,493	$(13,815)

Direct research and development expenses for our neurometabolic disorder programs decreased by $2.7 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. During the same periods, direct expenses associated with OTL-203 for MPS-I declined by $1.3 million, primarily due to $2.2 million in milestone payments made to Telethon Foundation and San Raffaele Hospital (“Telethon-OSR”) associated with a clinical milestone met in the third quarter of 2019. This decline was offset by an increase of $0.2 million in manufacturing costs, and a $0.4 million increase in clinical costs associated with our proof-of-concept trial for OTL-203. Direct expenses associated with Libmeldy decreased by $1.8 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a decrease of $1.2 million in manufacturing costs due to lower process development costs and a decrease of $0.6 million in clinical trial costs. During the same period, direct expenses for OTL-201 for MPS-IIIA increased by $0.4 million, and direct expenses for OTL-202 for MPS-IIIB were flat compared to the same period in 2019.

Direct research and development expenses for primary immune deficiency-related programs declined by $2.7 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to the de-prioritization of OTL-101 for ADA-SCID. During the same periods, direct expenses associated with OTL-101 declined by $2.9 million. This was primarily due to a $2.2 million decrease in manufacturing and process development costs with third-party contract manufacturers, a $0.2 million decline in clinical costs, and a $0.3 million decline in consulting costs as compared to the third quarter of 2019. We expect that OTL-101 costs will continue to decline as we reduce our investment and development in the program. The decline in direct expenses for OTL-101 was offset by a $2.1 million increase in costs associated with OTL-103 for WAS. This increase was primarily driven by a $2.3 million increase in process development and manufacturing costs. Direct expenses for Strimvelis declined by $0.7 million as compared to the third quarter of 2019 due to lower process development and clinical trial costs.

Direct research and development expenses for blood disorder-related programs were flat in the third quarter of 2020 as compared to the third quarter of 2019. Expenses for OTL-300 for TDT were $0.6 million in both periods. We generally expect that OTL-300 costs will decline as we reduce our investment and development in the program.

The increase in costs associated with other research and preclinical programs relates to costs associated with having additional early-stage programs in our pipeline in the third quarter of 2020 compared to the third quarter of 2019, including programs targeting larger populations such as FTD and Crohn’s disease. We expect these costs to continue to increase as part of our new strategic growth plan to focus on these less rare indications.

Unallocated research and development costs and offsets to research and development expenses declined by $9.4 million. Personnel costs also increased by $0.7 million and share-based compensation increased by $0.6 million. The personnel and share-based compensation increases are attributable to an increased headcount compared to the same period in the prior year.

Tax credit benefits, which are recorded as an offset to research and development expense, increased by $7.4 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $5.8 million change in estimate associated with our 2019 U.K. research and development tax credit claim based on the final claim submitted to HMRC on our 2019 tax return ($4.8 million), as well as an updated estimate of our 2020 claim through June 30, 2020 ($1.0 million).

Further, other research and development costs such as lab supplies and consumables, platform-related external manufacturing and process development, and other unallocated costs not directly attributable to a specific developmental program declined by $3.6 million in the third quarter of 2020 compared to the third quarter of 2019. Included in this decline is a $3.0 million decrease in unallocated platform-related manufacturing and clinical costs. Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense declined by $0.3 million in the third quarter of 2020 as compared to 2019, as we have adjusted our ongoing estimate due to the de-prioritization of OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision in a given period.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel related	$4,854	$4,470	$384
Share-based compensation	2,992	3,231	(239)
Consulting, professional, and insurance-related costs	2,514	3,113	(599)
Marketing, promotions, and advocacy	1,232	1,795	(563)
Facilities and IT-related costs	1,158	1,307	(149)
Other	206	307	(101)
Total selling, general, and administrative expenses:	$12,956	$14,223	$(1,267)

Selling, general and administrative expenses were $13.0 million in the third quarter of 2020, compared to $14.2 million in the third quarter of 2019. The decline of $1.3 million was due to declines across various selling, general and administrative expense categories attributable to our new corporate strategy and restructuring. Personnel costs increased by $0.4 million year over year due to a slight increase in headcount. Share-based compensation declined by $0.2 million due to reversals of expense associated with our restructuring as accounted for under ASC 718. Consulting, professional, and insurance-related costs declined by $0.6 million primarily due to a decline of $1.1 million in selling, general, and administrative consulting expenses and other corporate expenses such as audit and legal fees. This reduction was offset by a $0.5 million increase in insurance-related expenses. Expenses associated with marketing, promotion, and advocacy preparation for the potential future commercialization of our product candidates, if approved, declined by $0.6 million primarily due to lower costs associated with in-person medical conferences and savings from our strategic plan and restructuring. Facilities, IT costs, and other unallocated selling, general, and administrative expenses declined by $0.3 million.

Other income (expense), net

Other income (expense), net for the third quarter of 2020 and 2019, respectively, consisted of net income of $5.5 million and $2.5 million. During the third quarter of 2020, we had realized and unrealized gains on of $5.9 million. During the third quarter of 2019, we had unrealized and realized gains of $1.0 million. These gains are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar. Additionally, we had interest income of $0.5 million in the third quarter of 2020, compared to $2.2 million in the third quarter of 2019. This change is primarily driven by market interest rates on our portfolio of marketable debt securities and the declining portfolio balance used to fund operations. Further, we had interest expense of $0.6 million in the third quarter of 2020, compared to $0.7 million in the third quarter of 2019. The slight decline in interest expense is due to the variable nature of the interest rate associated with our Credit Facility.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Product sales, net	$2,595	$1,918	$677
Costs and operating expenses
Cost of product sales	858	614	244
Research and development	71,082	86,464	(15,382)
Selling, general and administrative	48,760	38,687	10,073
Total costs and operating expenses	120,700	125,765	(5,065)
Loss from operations	(118,105)	(123,847)	5,742
Other income (expense):
Interest income	2,906	5,519	(2,613)
Interest expense	(1,753)	(905)	(848)
Other income (expense):	(2,223)	(1,146)	(1,077)
Total other income (expense), net	(1,070)	3,468	(4,538)
Loss before provision for income taxes	(119,175)	(120,379)	1,204
Income tax (expense) benefit	816	2,373	(1,557)
Net loss	$(118,359)	$(118,006)	$(353)

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$15,000	$30,931	$(15,931)
Primary immune deficiencies	15,418	22,163	(6,745)
Blood disorders	1,700	2,473	(773)
Other research and preclinical programs under development	2,110	293	1,817
Total direct research and development expenses:	34,228	55,860	(21,632)
Research and discovery and unallocated costs
Personnel related	27,661	20,853	6,808
Share-based compensation	8,398	5,041	3,357
Accretion of Strimvelis loss provision	(2,018)	(2,918)	900
Research and development tax credit	(17,169)	(12,669)	(4,500)
Impairment of long-lived assets	5,650	—	5,650
Facility and other	14,332	20,297	(5,965)
Total indirect research and development expenses	36,854	30,604	6,250
Total research and development expenses	$71,082	$86,464	$(15,382)

Direct research and development expenses for our neurometabolic disorder programs decreased by $15.9 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. During the same period. direct expenses associated with OTL-203 for MPS-I declined by $16.7 million, primarily due to $19.4 million in combined upfront and milestone payments made to Telethon Foundation and San Raffaele Hospital (“Telethon-OSR”) to license the program in 2019 that were not repeated in 2020. This decline was offset by an increase of $1.4 million in manufacturing costs and an increase of $0.8 million in clinical development costs associated with our proof-of-concept trial for OTL-203. Direct expenses associated with Libmeldy increased by $0.5 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was primarily due to an increase of $1.2 million in manufacturing costs associated with the build-up of pre-launch raw materials inventory, which was partially offset by a decrease of $0.5 million in clinical costs. Further changes in research and development expenses for our neurometabolic disorders relate to earlier-stage programs, including an increase of $0.5 million in expenses related to OTL-201 for MPS-IIIA and a decrease of $0.3 million in OTL-202 for MPS-IIIB in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Direct research and development expenses for primary immune deficiency-related programs declined by $6.7 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. During the same periods, this decrease was primarily due to the de-prioritization of OTL-101 for ADA-SCID. Direct expenses associated with OTL-101 declined by $7.4 million over the same period. This was due to a $4.7 million decrease in manufacturing and process development costs with third-party contract manufacturers, and a $1.3 million decline in clinical costs. Further, other general research and development costs associated with OTL-101 declined by $1.5 million. We expect that OTL-101 costs will continue to decline compared as we reduce our investment and development in the program.  The decline in direct expenses for OTL-101 was offset by a $1.5 million increase in costs associated with OTL-103 for WAS. This increase was driven by a $2.2 million increase in process development and manufacturing costs, partially offset by a $0.7 million decrease in clinical trial costs. Direct expenses for Strimvelis declined $0.9 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to a decrease in clinical costs as patients move into the long-term follow-up studies. Direct expenses for OTL-102 for X-CGD were consistent to the prior year.

Direct research and development expenses for our blood disorder programs declined by $0.8 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, due to lower expenses for OTL-300 for TDT as a result of our reduction in investment in that product candidate in connection with our strategic reprioritization. The decrease in expenses was due to a $0.6 million decline in manufacturing costs and a $0.9 million decline in clinical costs. These declines were offset by new charges of $0.9 million in milestone payments related to the program. We expect that OTL-300 costs will continue to decline as we reduce our investment and development in the program.

The increase in costs associated with other research and preclinical programs of $1.8 million relates to pre-clinical development costs associated with having additional early-stage programs in our pipeline in the 2020 period compared to the 2019 period, including programs targeting larger populations such as FTD and Crohn’s disease. We expect these costs to continue to increase as part of our new strategic growth plan to increase our focus on less rare indications.

Unallocated research and development costs and offsets to research and development expenses increased by $6.3 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This increase was due to $5.7 million in non-cash impairment charges associated with the consolidation and closure of our research and development and manufacturing facilities in California (see Note 8 of our condensed consolidated financial statements). These charges included a $2.6 million impairment associated with the Fremont facility right-of-use asset, $2.3 million in design costs associated with the Fremont facility, and $0.8 million in impairment of laboratory equipment. These were discrete charges that were incurred in the second quarter of 2020 which are not anticipated to be repeated in future periods. Personnel costs also increased by $6.8 million and share-based compensation increased by $3.4 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The personnel and share-based compensation increases are attributable to increased headcount in 2020 and $1.1 million in severance-related charges associated with our May 2020 corporate restructuring.

The increases in the above research and development expenses were offset by a decline of $6.0 million in other costs such as laboratory supplies and consumables, external manufacturing and process development, and other unallocated manufacturing platform-related costs not attributable to a specific developmental program. This decrease was primarily due to a decline in platform-related manufacturing and clinical costs of $3.9 million, and a decline of $1.1 million of other professional and consulting expenses.

The increases noted above were further offset by $17.2 million as a result of the benefits of the U.K. research and development tax credit that is recorded as an offset to research and development expense. Tax credit benefits increased by $4.5 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $5.8 million change in estimate associated with our 2019 U.K. research and development tax credit claim based on the final claim submitted to HMRC on our 2019 tax return ($4.8 million), as well as an updated estimate of our 2020 claim through June 30, 2020 ($1.0 million). Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense, declined by $0.9 million in the nine months ended September 30, 2020 compared to the same period in 2019 as we have adjusted our ongoing estimate due to the de-prioritization of OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision in a given period.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel related	$17,788	$12,661	$5,127
Share-based compensation	12,770	8,712	4,058
Consulting, professional, and insurance-related costs	8,334	7,698	636
Marketing, promotions, and advocacy	5,226	4,524	702
Facilities and IT-related costs	3,944	3,931	13
Other	698	1,161	(463)
Total selling, general, and administrative expenses:	$48,760	$38,687	$10,073

Selling, general and administrative expenses were $48.8 million in the nine months ended September 30, 2020, compared to $38.7 million in the same period of 2019. The increase of $10.1 million was primarily due to increased personnel-related costs of $5.1 million from increased headcount in our selling, general and administrative functions as we prepare for the potential launch of Libmeldy in Europe. Included in this increase is a $0.7 million charge associated with the separation of our former Chief Executive Officer in the first quarter of 2020. Share-based compensation expense increased by $4.1 million due to the higher number of employees receiving grants, as well as a $2.7 million charge associated with the separation of our former Chief Executive Officer in March 2020. Consulting, professional, and insurance-related costs increased by $0.6 million, primarily due to an increase of $1.5 million in insurance-related expenses, offset by a $0.8 million decline in general and administrative-related consulting and corporate expenses. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, increased by $0.7 million. This was primarily due to increases in market access and costs associated with developing diagnostics associated with preparing Libmeldy for commercialization.  These increased costs were offset by a $0.5 million decline in facilities, IT, and other general and administrative expenses.

Other income (expense), net

Other income (expense), net for nine months ended September 30, 2020 and 2019 consisted of net expenses of $1.1 million and net income of $3.5 million, respectively. During the nine months ended September 30, 2020, we had realized and unrealized losses on foreign currency transactions of $1.5 million, compared to realized and unrealized losses of $1.1 million for 2019. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar. Additionally, we had interest income of $2.9 million in the nine months ended September 30, 2020, compared to $5.5 million for same period in 2019. This decline in interest income is attributable to market conditions associated with our marketable debt securities as well as a decline in our investment portfolio balance due to cash usage for operations. Interest expense increased by $0.8 million in the nine months ended September 30, 2020 as compared to the same period in 2019, and is attributable to interest payment under our Credit Facility, which we entered into in May 2019 and was therefore not in place in the entire first nine months of 2019.

Liquidity and capital resources

From our inception through September 30, 2020, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We currently have only one commercial product, Strimvelis, which we acquired from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. Our product candidate, Libmeldy, received a positive opinion from the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) in October 2020, and we expect a final decision on marketing authorization in the EU for Libmeldy in 2020. We do not expect to generate significant revenue from sales of any products in 2020, and until we have obtained additional regulatory approvals, secured broader reimbursement and gained product acceptance. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of convertible preferred shares, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), and our Credit Facility.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. As of September 30, 2020, we have not sold any shares under the Sales Agreement.

Through September 30, 2020, we have received net proceeds of $335.1 million from the sale of ADSs in our IPO and follow-on offering, net proceeds of $283.4 million from sales of convertible preferred shares, $24.5 million in net proceeds from our Credit Facility, and reimbursement of $7.9 million from our agreement with CIRM, which was formerly a subcontract agreement with UCLA. As of September 30, 2020, we had cash, cash equivalents, marketable securities, and restricted cash of $205.6 million, excluding construction deposits in escrow.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report on Form 10-K, filed with the SEC on February 27, 2020.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(114,440)	$(125,209)
Net cash provided by (used in) investing activities	134,660	(331,359)
Net cash provided by financing activities	2,831	155,866
Effect of exchange rate changes on cash	(941)	708
Net increase (decrease) in cash, cash equivalents, and restricted cash	$22,110	$(299,994)

Operating activities

During the nine months ended September 30, 2020, operating activities used $114.4 million of cash, primarily resulting from our net loss of $118.4 million. Cash usage from changes in our operating assets and liabilities was $24.8 million, which was primarily driven a decline in accounts payable and accrued expenses of $16.2 million. The decline in accounts payable and accrued expenses is primarily attributable to the payout of our annual bonuses consisting of $9.0 million in the first quarter of 2020, as well as a $4.1 million payment to GSK during the third quarter of 2020 related primarily to raw material inventory for certain of our programs. Our research and development tax credit receivable increased resulting in cash usage of $2.4 million, which is generally attributable to an increase of $17.2 million in new tax credits to be claimed, offset by cash receipts of $14.6 million in 2020 from our 2017 and 2018 tax credit claims. Trade receivables used $1.8 million of cash usage, which is attributable to the timing of cash receipts on patients treated with Strimvelis. Non-cash adjustments to operating activities of $28.7 million was primarily due to $21.2 million in non-cash share-based compensation expense, and $5.7 million in non-cash impairment charges associated with our restructuring. These were offset by $2.0 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Further, there were other non-cash adjustments of $0.7 million, which was primarily driven by unrealized foreign currency losses on intercompany accounts by our U.K. subsidiary.

During the nine months ended September 30, 2019, operating activities used $125.2 million of cash, resulting from our net loss of $118.0 million and changes in our operating assets and liabilities of $15.6 million, and net non-cash charges of $8.4 million. Our net loss was primarily attributable to research and development activities related to our developmental stage programs, discovery and pre-clinical costs, $19.4 million in-process research and development charges associated with the upfront and milestone payments relating to OTL-203 program for MPS-I, and our selling, general, and administrative expenses. Changes in operating assets and liabilities during the nine months ended September 30, 2019 of $15.6 million is attributable to a $12.4 million increase in our research and development tax credit receivable, a $6.3 million increase in prepaid expenses and other current assets, offset by a $3.5 million increase in accounts payable and accrued expenses. The increase in the tax credit receivable is generally due to our continued research and development operations, as well as the fact that we did not receive any material receipts associated with our tax credit claims during the nine months ended September 30, 2019. Included within our net loss is $8.4 million in net non-cash expenses and offsets to research and development expense, including $13.7 million in non-cash share-based compensation expense, $2.9 million in non-cash offsets to research and development expense associated with the amortization of our Strimvelis loss provision liability, $1.2 million in non-cash depreciation expense, $0.6 million in investment premium amortization, and $3.3 million in other non-cash adjustments.

Investing activities

During the nine months ended September 30, 2020 and 2019, respectively, we generated $134.7 million of cash and used $331.4 million of cash in investing activities. The increase in cash generated from investing activities in the nine months ended September 30, 2020 compared to 2019 is attributable to maturities and sales of marketable debt securities of $221.5 million. This was offset by a $10.0 million deposit into a construction escrow account, of which we have taken in receipts of $1.9 million associated with qualified construction expenditures. In the nine months September 30, 2020 and 2019, we used $76.2 million and $373.1 million, respectively, for the purchase of highly-rated, short duration marketable debt securities.

Financing activities

For the nine months ended September 30, 2020 and 2019, cash provided by financing activities was $2.8 million and $155.9 million, respectively. In the nine months ended September 30, 2020, we generated $2.8 million in proceeds from the exercise of share options and issuance of ordinary shares as part of our ESPP. In the nine months ended September 30, 2019, we generated proceeds from our follow-on offering of $129.7 million, net of underwriting discounts and issuance costs paid, and proceeds from the issuance of our term loan of $24.5 million, net of debt issuance costs. Additionally, we generated proceeds of $1.7 million from the exercise of share options and issuance of ordinary shares as part of our ESPP in the nine months ended September 30, 2019.

Funding requirements

We expect our expenses and capital expenditures will remain consistent in the near term in connection with our ongoing activities as we advance the preclinical activities and clinical trials of our product candidates and as we:

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•

continue to grow a sales, marketing and distribution infrastructure for our commercialization of Strimvelis and potential commercialization of Libmeldy in the European Union, and any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

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

During the nine months ended September 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report for the year ended December 31, 2019, except as noted below:

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

•

On July 2, 2020 (the “Effective Date”), we entered into a manufacturing and technology development master agreement (the “AGC Agreement”) with AGC Biologics S.p.A. (“AGC”) (formerly MolMed S.p.A.), pursuant to which AGC will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain of our development and commercial programs. Under the terms of the AGC Agreement, we are obligated to pay AGC a minimum product manufacturing commitment of €2.7 million per annum for the term of the AGC Agreement, which may increase to the mid-seven figures per annum upon the achievement of certain milestones that may require additional manufacturing capacity. Additionally, we have committed €10.4 million per annum for dedicated manufacturing and development resources, including exclusive manufacturing suites within AGC’s existing facilities, which we may increase or decrease on a rolling basis with between six and 12-months’ prior written notice to AGC. The AGC Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The Agreement may be extended for an additional two years by mutual agreement of us and AGC. We have the right to terminate the AGC Agreement at its discretion upon 12-month’s prior written notice to AGC, and beginning no earlier than July 2, 2022, AGC has the right to terminate the AGC Agreement at its discretion upon 24-month’s prior written notice to us. Each party may terminate the AGC Agreement upon prior notice to the other party for an uncured material breach that the breaching party does not cure within the notice period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of September 30, 2020, we had cash, cash equivalents, marketable securities, and restricted cash of $205.6 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $25.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 6% plus LIBOR. As of September 30, 2020, the carrying value of the term loans under the credit facility was $25.0 million.

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly generates funds from sales of equity and debt and expends cash in U.S. dollars, and expects to continue to do so in the future. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency of the relevant entity at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded realized and unrealized foreign currency losses of $1.5 million and $1.1 million for the nine months ended September 30, 2020, and 2019, respectively. These foreign currency transaction gains and losses are primarily related to revaluation of intercompany balances denominated in currencies other than the U.S. dollar. The gains losses are included in other expense (income) in our consolidated statements of operations and comprehensive loss.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2020, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business faces significant risks. This section of the Quarterly Report highlights some of the risks that may affect our future operating results. You should carefully consider the risks summarized and described below, as well as in our consolidated financial statements and the related notes included elsewhere in this Quarterly Report and in our other SEC filings. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this Quarterly Report and our other SEC filings. See “Special Note Regarding Forward-Looking Statements” above.

Risks related to our financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, building a global commercial infrastructure to support commercialization of our product candidates, including Libmeldy and OTL-103 for Wiskott Aldrich syndrome, or WAS, if such product candidates are approved, as well as expanding our team. To date, Strimvelis is our only commercialized product and we have paused treatment with Strimvelis pending investigation of a recent adverse safety event.  Absent the realization of sufficient revenues from product sales of Strimvelis in addition to our current or future product candidates, if approved, we may never attain profitability. In October 2020, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending full, or standard, marketing authorization for Libmeldy the treatment of MLD for in certain patients.  The CHMP’s positive opinion will be reviewed by the European Commission. Although a final decision by the European Commission for Libmeldy is anticipated before the end of 2020, there can be no assurance that such a decision will be made on this timeframe, or that any such decision will result in marketing authorization.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially over time if, and as, we:

•	seek marketing approvals for Libmeldy by the EMA and our other product candidates that successfully complete clinical trials or meet primary endpoints, if any;
•

continue to support a sales, marketing and distribution infrastructure for Strimvelis in the European Union, pending investigation of a recent adverse safety event during which we have paused treatments with Strimvelis, and grow such infrastructure for the commercialization (or anticipated commercialization) of any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

•

continue our development of our product candidates, including continuing our ongoing advanced registrational trials and supporting studies of Libmeldy and OTL-103 for WAS, our ongoing and planned clinical trials of OTL-102 for X-CGD, OTL-203 for mucopolysaccharidosis type I, or MPS-I, and OTL-201 for mucopolysaccharidosis type IIIA, or MPS-IIIA, and any other clinical trials that may be required to obtain marketing approval for our product candidates;

•	continue our ongoing clinical trials and any required regulatory updates for OTL-101 for adenosine deaminase severe combined immunodeficiency, or ADA-SCID, and OTL-300 for TDT;
•	conduct investigational new drug application, or IND, or clinical trial application, or CTA, enabling studies for our preclinical programs;
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

Strimvelis is our only product that has been approved for sale and, to date, it has only been approved in the European Union for the treatment of ADA-SCID. Since receiving marketing authorization, only a limited number of patients have been treated with Strimvelis, and in October 2020 we paused treating new patients with Strimvelis pending investigation of an adverse safety event.  There is no assurance that sales of Strimvelis will resume, and even if resumed, our revenue from sales of Strimvelis alone will not be sufficient for us to become profitable. Under the terms of our asset purchase and license agreement with GSK, or the GSK Agreement, we are required to use our best endeavors to make Strimvelis commercially available in the European Union until such time as an alternative gene therapy, is commercially available for patients, and at all times at the San Raffaele Hospital in Milan, Italy, provided that a minimum number of patients continue to be treated at this site. To become and remain profitable, we must develop and eventually commercialize product candidates with greater market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to complete necessary preclinical studies and clinical trials of our product candidates, and manufacture, market and sell these or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have only generated revenue from sales of Strimvelis to date, and we may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products. Although we have generated revenue from the sale of Strimvelis, in October 2020 we paused treating new patients with Strimvelis pending investigation of an adverse safety event, and there is no assurance that such sales will resume. We do not expect to achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. For example, in connection with the GSK Agreement, we recorded a liability for Strimvelis representing the fair value of the future expected costs to maintain the marketing authorization in excess of expected future sales. Our ability to generate future revenues from product sales depends heavily on our and or our collaborators’ success in:

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

•	maintaining marketing authorization and related post-marketing commitments for regulatory compliance for Strimvelis in the European Union;
•	qualifying for, and maintaining, adequate coverage and reimbursement by government and payors for Strimvelis and any product candidate for which we obtain marketing approval;
•

establishing and maintaining supply and manufacturing processes and relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development of our product candidates and the market demand for Strimvelis, if sales are resumed, and any of our product candidates for which we obtain marketing approval;

•	obtaining market acceptance of Strimvelis, if sales are resumed, and our product candidates, if approved, as viable treatment options with acceptable safety profiles;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed, including robust quality systems and manufacturing capabilities;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

We anticipate incurring significant costs associated with commercializing any products for which we obtain marketing approval. Our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate or if we encounter delays or clinical holds in the development of our product candidates. Even if we resume generating revenue from sales of Strimvelis and are able to generate revenues from the sale of any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities in 2019 and the first nine months of 2020, primarily due to our net loss of $118.4 million and $118.0 million, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to support our commercial infrastructure in support of Strimvelis, if sales resume, and our anticipated commercialization of Libmeldy and OTL-103 for WAS, if such product candidates are approved, continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Strimvelis, if sales resume, and any other products for which we obtain marketing approval. Furthermore, we will continue to incur additional costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our research and development programs and/or commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the cost and our ability to maintain the commercial infrastructure and manufacturing capabilities required, including quality systems, regulatory affairs, compliance, product sales, medical affairs, commercial marketing, manufacturing and distribution, to support Strimvelis in the European Union, if sales resume, and any other products for which we obtain marketing approval;

•

qualifying for, and maintaining adequate coverage and reimbursement by, government and payors on a timely basis for Strimvelis, if sales resume, and any other products for which we obtain marketing approval;

•

the costs of preparing and submitting marketing approvals for any of our product candidates that successfully complete clinical trials, and the costs of maintaining marketing authorization and related post-marketing commitments for regulatory compliance for any products for which we obtain marketing approval;

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
•

revenue, if any, received from commercial sales of Strimvelis, if such sales resume, and any other products for which we may obtain marketing approval, including amounts reimbursed by government and third-party payors;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms of our current and any future license agreements and collaborations; and
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

Identifying potential product candidates and conducting preclinical testing and clinical trials, as well as preparing for the potential commercialization of these product candidates, is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any products other than Strimvelis. In addition, Strimvelis or any other products for which we obtain and maintain marketing approval may not achieve commercial success. Any product revenues from our product candidates, if any, will be derived from or based on sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We were incorporated in August 2018 to become a holding company for Orchard Therapeutics (Europe) Limited, which was founded in 2015, and its subsidiaries. Our operations, to date, have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring certain of our product candidate portfolios and rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates, establishing research and development and manufacturing capabilities, establishing a quality management system, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, if sales resume, and building a global commercial infrastructure to support commercialization of Libmeldy and OTL-103 for WAS, if such product candidates are approved. We have not yet demonstrated the ability to obtain marketing approvals, manufacture products on a commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and setbacks.

Risks related to the discovery, development and regulatory approval of our product candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our autologous ex vivo gene therapy approach, and our future success depends on our successful development of commercially viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Although we have established a commercial infrastructure for the production of Strimvelis in the European Union and we are building a global commercial infrastructure to support commercialization of Libmeldy and OTL-103 for WAS, if such product candidates are approved, we may experience delays in establishing a sustainable, reproducible and scalable manufacturing capability with commercial CDMO partners, which may prevent us from commercializing our product candidates for which we obtain marketing approval on a timely or profitable basis, if at all.

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

The results from our clinical trials for Libmeldy, OTL-103 for WAS and for any of our other product candidates may not be sufficiently robust to support the submission of marketing approval for our product candidates. Before we submit our product candidates for marketing approval, the FDA and/or the EMA may require us to conduct additional clinical trials, or evaluate patients for an additional follow-up period.

The results from our clinical trials for Libmeldy and OTL-103 for WAS may not be sufficiently robust to support the approval of or submission of marketing approval for our product candidates. The FDA and/or EMA normally require two registrational trials to approve a drug or biologic product, and thus the FDA and/or EMA may require that we conduct additional clinical trials of our product candidates prior to a BLA or MAA submission. The FDA and/or EMA typically does not consider a single registrational clinical trial to be adequate to serve as sufficient evidence to support a marketing authorization unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible. Additionally, while the FDA recognizes the potential for natural history models to alleviate the need for placebo arms in trials for drugs that target very rare diseases, where trial recruitment can be especially challenging, the FDA has found the use of natural history data as a historical comparator to be unsuitable for adequate and well-controlled trials in many circumstances.

The FDA generally finds trials using historical controls to be credible only when the observed effect is large in comparison to variability in disease course. Due to the nature of the indications our product candidates are designed to treat, and the limited number of patients with these conditions, a placebo-controlled and blinded study is not practicable for ethical and other reasons. It is possible the FDA will not consider our comparisons to natural history data and, where available, historical transplant data or intra-subject comparison between before gene therapy and after gene therapy, to provide clinically meaningful results. Additionally, even though Libmeldy and OTL-103 for WAS have achieved the primary endpoints in their respective ongoing registrational clinical trials, neither the FDA nor EMA has yet approved the clinical meaningfulness of the trial results and their sufficiency to support a marketing authorization.

For example, the FDA recently provided written feedback on the sufficiency of our data package for Libmeldy, including the clinical endpoints, natural history analysis and chemistry and manufacturing and controls, or CMC, data. We intend to use the FDA’s guidance to further analyze the latest available CMC and clinical data for Libmeldy, file an IND application and seek Regenerative Medicine Advanced Therapy, or RMAT, designation in 2020 in an effort to resolve open matters before the intended BLA submission, although there can be no guarantee we will be successful in resolving such matters. It is possible that the FDA may recommend or require us to conduct further studies or analyses with respect to our product candidates or that the EMA may recommend or require us to conduct additional registrational trials for our product candidates, possibly involving a larger sample size or a different clinical trial design, particularly if the EMA does not find the results from a previous trial to be sufficiently persuasive to support a MAA submission. The FDA or EMA may also require that we conduct a longer follow-up period of patients treated with our product candidates prior to accepting a BLA or MAA submission, as applicable.

In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. There can be no assurance that the FDA, EMA or other foreign regulatory bodies will find the efficacy endpoints in our registrational trials or any efficacy endpoint we propose in future registrational trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in current or future registrational trials to a degree of statistical significance, and with acceptable safety profiles. The FDA may further refer any future BLA submission to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. This review may add to the time for approval, and although the FDA is not bound by the recommendation of an advisory committee, objections or concerns expressed by the advisory committee may cause the FDA to delay or deny approval. We also may experience regulatory delays or rejections as a result of many factors, including serious adverse events, or SAEs, involving our product candidates, changes in regulatory policy or changes in requirements during the period of our product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

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

Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Possible adverse side effects and adverse events that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional mutagenesis (or oncogenesis) by the vectors, leading to malignant transformation of transduced cells. There have been several adverse events and SAEs attributed to gene therapy treatments in the past, including reported cases of leukemia with the use of gammaretrovirus vector and death seen in other clinical trials. For example, in October 2020 we were notified that a patient treated under a compassionate use program in 2016 with Strimvelis had been diagnosed with leukemia. Preliminary findings suggest this diagnosis may be attributable to an insertional mutagenesis event related to treatment with Strimvelis, although our investigation is ongoing.  Insertional mutagenesis (or oncogenesis) is a known risk factor for gammaretroviral vector-based gene therapy, which is described in the Strimvelis product information as a potential risk of treatment.

Strimvelis is the only gammaretroviral vector-based gene therapy in our portfolio.  All of our pipeline therapies employ the self-inactivating (SIN) lentiviral vector-based approach which has been specifically designed to avoid insertional oncogenesis after administration. Although to our knowledge and as of the date of this report no evidence of insertional oncogenesis has been observed with lentiviral vector-based HSC gene therapy in any indication, there can be no assurance that this will continue to be the case. Moreover, while our gene therapy approach is designed to avoid immunogenicity after administration, there can be no assurance that patients would not develop antibodies that may impair treatment. Our approach involves the use of integrating vectors which have the potential for genomic disruption and therefore could interfere with other genes with adverse clinical effects. If any of our gene therapy product candidates demonstrates adverse side effects or adverse events at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

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

Any of these events could prevent us from achieving or maintaining market acceptance of Strimvelis, if sales resume following investigation of the adverse event described above, and any other products for which we obtain marketing approval and could significantly harm our business, prospects, financial condition and results of operations.

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

For example, although sustained clinical activity has been observed in clinical trials to date for Libmeldy and OTL-103 for WAS, follow-up in each of these clinical trials is ongoing and there can be no assurance that the results, in each case as of the applicable primary endpoint measurement date, seen in clinical trials of any of our product candidates ultimately will result in success in clinical trials or provide adequate support for marketing approvals without conducting further clinical trials.  These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future trials involving our product candidates. There is limited data concerning long-term safety and efficacy following treatment with our product candidates. For example, OTL-202 for mucopolysaccharidosis type III-B, or MPS-IIIB, has not yet been tested in humans, and we recently dosed our first patient in a proof-of-concept investigational study of OTL-201 for MPS-IIIA. These and any of our other product candidates may fail to adequately demonstrate safety and efficacy in clinical development despite positive results in preclinical studies. Our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these trials will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.

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
•

delays in patient enrollment, missed assessments resulting from remote follow-up visits, or delays in completion of participation as a result of the impact of the COVID-19 global pandemic or future pandemics or similar events;

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Regulatory authorities outside the U.S. may similarly experience delays in their regulatory activities due to the COVID-19 pandemic.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the Exit Day). Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Most of the clinical trials for our product candidates conducted to date were conducted at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, most of the clinical trials conducted on our product candidates have been conducted outside the United States. For example, we do not yet have an IND open in the United States for Libmeldy, OTL-203 for MPS-I or OTL-300 for TDT. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, as noted in the risk factor immediately above. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, due to study design or otherwise, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Further, without an IND open in the United States, we forego more frequent interactions and dialogue with FDA regarding the design and conduct of our trials as well as product comparability, which may delay or halt the development of our product candidates later in development should FDA later disagree with the design or conduct of our trials or product comparability approach.

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

The FDA and comparable other regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. OTL-101 for ADA-SCID has received a Breakthrough Therapy designation from the FDA, OTL-103 for WAS received RMAT designation from the FDA and both OTL-300 and OTL-203 received a Priority Medicines, or PRIME, designation from EMA.  Despite these designations, there can be no assurance that we will successfully obtain these or other designations for any of our other product candidates. In addition, while such designations could expedite the development or review process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, the FDA has granted Rare Pediatric Disease designation to Strimvelis, OTL-101 for ADA-SCID, Libmeldy, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-I, and we may seek Rare Pediatric Disease designation for some of our other product candidates. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Under the FDA’s Rare Pediatric Disease Priority Review Voucher, or PRV, program, upon the approval of a BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent new drug application or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program through December 11, 2020, with potential for PRVs to be granted through December 11, 2022. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for OTL-101 for ADA-SCID Libmeldy, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-I and qualify for such a PRV, the program may no longer be in effect at the time or the value of any such PRV may decrease such that we are may not be able to realize the benefits of such PRV.

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

Under the terms of the GSK Agreement, we are required to use commercially reasonable efforts to obtain a PRV from the FDA for each of Libmeldy, OTL-103 for WAS and OTL-300 for TDT and to transfer the first such PRV to GSK. GSK also has an option to acquire at a defined price any PRV granted to us thereafter for Libmeldy, OTL-103 for WAS and OTL-300 for TDT. In the event that GSK does not exercise this option with respect to any PRV, we may sell the PRV to a third party and must share any proceeds in excess of a specified sale price equally with GSK.

We have sought and received orphan drug designation for Libmeldy, OTL-101 for ADA-SCID, OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-I from the FDA, and for OTL-300 for TDT from the EMA, but we may be unable to obtain orphan drug designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

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

We have sought and received orphan drug designation for Libmeldy, OTL-101 for ADA-SCID, OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-I from the FDA, and for OTL-300 for TDT from the EMA. If we request orphan drug designation for any of our other product candidates, there can be no assurances that the FDA or EMA will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

Strimvelis and any of our product candidates for which we obtain regulatory approval will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. For example, in October 2020 we notified EMA and relevant local European regulatory authorities after we were notified that a patient treated under a compassionate use program in 2016 with Strimvelis had been diagnosed with leukemia.

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

Before we can begin to commercially manufacture our viral vector or product candidates in a CDMO facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility in which manufacturing is performed. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre-approval inspection of our CDMOs manufacturing facility by the FDA and other relevant regulatory authorities before any of our gene therapy product candidates can obtain marketing approval. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

We have entered into licensing and collaboration agreements with third parties, including the GSK Agreement, pursuant to which GSK transferred to us Strimvelis, Libmeldy (formerly OTL-200), OTL-103 for WAS and OTL-300 for TDT. In addition, GSK novated to us their R&D and collaboration and license agreement, or the R&D Agreement, with Telethon-OSR. These agreements impose, and we expect that future license agreements will impose, various due diligence, milestone payment, royalty, insurance and other obligations on us. The termination of these agreements could result in our loss of rights to practice the intellectual property licensed to us under these agreements and could compromise our development and commercialization efforts for our current or any future product candidates.

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

If our product candidates are approved for commercialization, we currently intend to seek to commercialize them in the United States and Europe directly with specialized teams, given the relative rarity of the indications we are targeting. We currently have a limited marketing and sales team for the marketing, sales and distribution of our commercial product and our product candidates, if approved. In order to commercialize Strimvelis, if sales resume, and Libmeldy and OTL-103 for WAS, if approved, or any of our other product candidates that may be approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	the inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future product that we may develop;
•	changes or setbacks at treatment centers contracted for the administration of any approved treatments;
•	the occurrence of adverse events;
•	the lack of complementary treatments to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We focus our research and product development on treatments for primary immune deficiencies, inherited metabolic and neurodegenerative genetic disorders and rare inherited blood disorders. Additionally, we plan to focus research and development projects on less rare indications, including two new research programs. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for ultra-rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we advance our product candidates towards commercialization, learn more about market dynamics and engage with regulators on potential marketing approvals, our view of the initial potential market opportunity for our products will become more refined.  In some cases, the approved label may initially be directed to a narrower patient population with the opportunity to expand the label upon submission of additional clinical data. For example, in the case of Libmeldy, we are now initially focused primarily on annual incidence of the disease, and in the case of OTL-103 for WAS we are initially focused primarily on prevalence of the disease. In each case this means the initial market opportunity for these product candidates may be smaller than the total addressable market opportunity that could be achieved over time.  Moreover, we recently decided to reduce our investment in two of our product candidates, OTL-101 for ADA-SCID and OTL-300 for TDT.  If we are unable to advance other product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, we may not address the entirety of the opportunity we are seeking. As a result, the number of patients in the United States, the European Union and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Risks related to the impact of COVID-19

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

In response to the pandemic, we implemented a work from home policy, our administrative employees continue to work outside of our offices, and we have reduced on-site staff significantly and in some cases restricted on-site staff to only those required to execute certain laboratory and related support activities. Continued remote working could have a variety of impacts on our business, including increasing our cyber security risk, creating data accessibility concerns, and making us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, manufacturing sites and clinical trial sites. We may also experience difficulty in recruiting and onboarding new employees. In addition, as a result of continued shelter-in-place orders or policies or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.

We are conducting clinical trials for our product candidates in the United States and Europe, which are currently being affected by the COVID-19 pandemic and will likely continue to be affected. While our clinical sites are still treating and following up with patients in clinical trials, these centers are also devoting significant resources to patients with COVID-19, which could limit their ability to enroll additional patients in ongoing clinical trials or follow-up with existing patients. Some factors from the COVID-19 pandemic that have delayed and may continue to delay or otherwise adversely affect enrollment in or the progress of our clinical trials for some or all of our product candidates, as well as our business generally, include:

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

In addition, the COVID-19 pandemic initially impacted our ability to generate revenue from the sale of Strimvelis, as Ospedale San Raffaele, Milan, Italy, the treatment site for Strimvelis, postponed scheduling and treating non-urgent patients with the therapy for  approximately three months. Although we derive limited revenue from sales of Strimvelis, and in October 2020 paused treating new patients with Strimvelis, a prolonged postponement of treatments would significantly reduce our sole source of product revenue. The COVID-19 pandemic may also result in a diversion of payor or government resources away from health technology assessment, reimbursement or market access activities, which could delay our efforts to commercialize Libmeldy, if approved.

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

Our future results will suffer if we do not effectively manage our expanded operations as a result of our acquisition of Strimvelis, Libmeldy (formerly OTL-200), OTL-103 for WAS, OTL-203 for MPS-I and OTL-300 for TDT or of future acquisitions or strategic transactions.

We acquired worldwide rights to Strimvelis, Libmeldy (formerly OTL-200), OTL-103 for WAS and OTL-300 for TDT in April 2018 pursuant to the GSK Agreement, and worldwide rights to OTL-203 for MPS-I in May 2019 pursuant to an exclusive licensing agreement with Telethon-OSR. The GSK Agreement significantly changed the composition of our operations, markets and product candidate mix, and we are continuing to adapt our organization to support these acquisitions. For example, in May 2020, we announced a reduction of the investment in and scope of our OTL-101 and OTL-300 programs and, based on the reallocation of capital, we have determined to prioritize other programs, including research and development projects in less rare indications. Our future success depends, in part, on our ability to continue to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

Our failure to adequately address the financial, operational or legal risks of our acquisition of the rights to Strimvelis, Libmeldy, OTL-103 for WAS, OTL-203 for MPS-I and OTL-300 for TDT, or any future acquisitions, license arrangements, or other strategic transactions related to our current or future product candidates could harm our business. Financial aspects of such future transactions that could alter our financial position, or operating results include:

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

The use of our product candidates in clinical trials and the sale of Strimvelis or any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. For example, in October 2020, we were notified that a patient treated under a compassionate use program in 2016 with Strimvelis had been diagnosed with leukemia. Preliminary findings suggest this diagnosis may be attributable to an insertional mutagenesis event related to treatment with Strimvelis, although our investigation is ongoing. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

In May 2020, we undertook an organizational restructuring that reduced our workforce by approximately 25%, including the closure of our Menlo Park, California office. We also decided to discontinue building out our manufacturing facility in Fremont, California, despite having devoted costs and resources to the project, which may not be recouped, and despite incurring wind down costs associated with abandoning the construction. We have recorded $5.7 million in non-cash impairment charges associated with the Fremont operating lease right-of-use asset, design costs classified as construction-in-process, and laboratory equipment at our Menlo Park facility. If we are unable to sublease the facility and recover costs associated with servicing the lease, more impairment charges may be required. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings take time to fully implement and involve certain additional costs, including severance payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. This restructuring, and the attrition that may occur following this reduction in force, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the Company, all of which could adversely affect our operations. Such effects from our restructuring program could have a material adverse effect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our restructuring program. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, we may incur unanticipated charges or make cash payments as a result of our restructuring initiative that were not previously contemplated which could result in an adverse effect on our business or results of operations. Our restructuring plan may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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
•

Many states in the United States have enacted laws that regulate the privacy and/or security of certain types of personal information. For example, in California the California Consumer Protection Act (CCPA), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. After a delay, the CCPA became subject to enforcement as of July 1, 2020. Although clinical trial data and protected health information subject to HIPAA are currently exempt from CCPA, we may be subject to the CCPA with respect to other personal information regarding California residents.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the United Kingdom’s exit from the EU (“Brexit”) on January 31, 2020, the GDPR will continue to apply in the U.K. until the end of the transition period on December 31, 2020. Unless the transitional period is extended, as of January 1, 2021 the GDPR will be brought into UK law as the ‘U.K. GDPR’, but there may be further developments about the regulation of particular issues such as UK-EU data transfers. If we engage in personal data processing activities that cause us to be subject to UK data protection law, we may be required to take steps to ensure the lawfulness of our data transfers, particularly if by the end of the transition period there will not be an adequacy decision by the European Commission regarding the U.K.

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

Third parties may assert that we or our licensors are employing their proprietary technology without authorization. There may be third party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment relating to our products and product candidates and, because patent applications can take many years to issue, there may be currently pending third party patent applications which may later result in issued patents, in each case that our products and product candidates, their manufacture or use may infringe or be alleged to infringe.

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

We are aware of third-party issued patents and patent applications relating to the lentiviral vectors used in the manufacture or use of one or more our product candidates and/or relating to one or more of our product candidates. If these patent rights were enforced against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates and/or that these patents are not valid. However, if these patents were enforced against us and defenses to such enforcement were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing any products and product candidates that were ultimately held to infringe these patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We are highly dependent on the intellectual property and data licensed to us by third parties that are important or necessary to the development of our technology and products and product candidates, including technology related to the manufacture and use of our products and product candidates. In particular, we do not own any patents or patent applications and have not in-licensed any issued patents related to Strimvelis or any of our lead product candidates. We have in-licensed one U.S. patent application and a counterpart European patent application, know-how and data from UCLA and UCL Business plc, or UCLB, relating to OTL-101 for ADA-SCID. In addition, we have in-licensed certain know-how and data from GSK and Telethon-OSR, relating to Strimvelis, OTL-103 for WAS, Libmeldy, and OTL-300 for TDT, and certain know-how and data from Telethon-OSR relating to OTL-203 for MPS-I. Any termination of these license rights could result in the loss of significant rights and could harm or prevent our ability to commercialize our products and product candidates.

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

Our current license agreements impose, and we expect that future license agreements that we may enter into will impose, various obligations, including diligence and certain payment obligations. If we fail to satisfy our obligations, the licensor may have the right to terminate the agreement. Disputes may arise between us and any of our licensors regarding intellectual property subject to such agreements and other issues. Such disputes over intellectual property that we have licensed or the terms of our license agreements may prevent or impair our ability to maintain our current arrangements on acceptable terms, or at all, or may impair the value of the arrangement to us. Any such dispute could have a material adverse effect on our business. If we cannot maintain a necessary license agreement or if the agreement is terminated, we may be unable to successfully develop and commercialize the affected products and product candidates. Termination of our license agreements or reduction or elimination of our rights under them may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop or commercialize the affected product or product candidate or cause us to lose our rights under the agreement. Any of the foregoing could have a material adverse effect on our business.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. We currently do not own any patents or patent applications and have not in-licensed any issued patents related to Strimvelis, Libmeldy or OTL-103. Many of our products and product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all. Our or our licensors’ failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties, in particular, other established and better financed gene therapy companies having established development, manufacturing and distribution capabilities, to make competing products or impact our ability to develop, manufacture and market our products and product candidates, even if approved, on a commercially viable basis, if at all, which could have a material adverse effect on our business.

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

Based upon our ordinary shares outstanding as of September 30, 2020, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 51% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Sales of a substantial number of our ADSs in the public market could occur at any time or the perception in the market that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of September 30, 2020, we have outstanding 97,659,771 ordinary shares. The holders of up to 24,699,842 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, 15,338,070 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted stock as of September 30, 2020 under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Risks related to taxation

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

Risks related to our Domicile

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as Brexit. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the Exit Day). A post-Brexit transition period, or the Transition Period, started on the Exit Day and is scheduled to expire on December 31, 2020. During the Transition Period most laws of the European Union continue to apply to the United Kingdom while the future relationship between the United Kingdom and the European Union is formally negotiated based on terms set out in the political declaration on the framework for the future relationship made by the United Kingdom and European Union negotiators. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms, barrier-free access between the United Kingdom and other European Member States or among the European Economic Area, or EEA, overall could be diminished or eliminated.

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

General Risk Factors

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

As of June 28, 2019, we determined that we no longer qualified as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act, which means that we are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers. As of January 1, 2020, we have been required to comply with the Exchange Act reporting and other requirements applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We have been required to make changes in our corporate governance practices in accordance with various SEC and Nasdaq rules. As a result of such compliance, the regulatory and compliance costs to us under U.S. securities laws have been higher than the costs we incurred as a foreign private issuer, and therefore, the loss of foreign private issuer status has increased our legal and financial compliance costs. We expect that compliance with the rules and regulations applicable to U.S. domestic issuers will make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors. In addition, our officers and directors are no longer exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities.

Because we are no longer an "emerging growth company," as defined in the JOBS Act, we may incur additional expenses and devote increased management time to compliance with additional disclosures that are applicable to companies that are not emerging growth companies.

From our initial public offering until December 31, 2019, we were an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). While we were an emerging growth company, we were permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These included, without limitation, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. Because we ceased to be an emerging growth company effective as of December 31, 2019, we expect to incur additional expenses and to devote increased management time toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the quarter ended September 30, 2020, we did not have any sales of unregistered securities.

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

ORCHARD THERAPEUTICS PLC

Date: November 3, 2020	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2020	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)