Form 10-K
period 2020-12-31
Orchard Therapeutics plc
filed 2021-03-02
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares, nominal value £0.10 per share, held by non-affiliates was approximately $508 million.

As of February 25, 2021, the Registrant had 123,695,336 ordinary shares, nominal value £0.10 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2021 Annual General Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

•

The results from our clinical trials for OTL-200 for metachromatic leukodystrophy, or MLD, OTL-103 for Wiskott Aldrich syndrome, or WAS, and for any of our other product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration, or FDA, and/or the European Medicines Agency, or EMA, may require us to conduct additional clinical trials, or evaluate patients for an additional follow-up period.

•	Interim data and ad hoc analyses are preliminary in nature. Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

•

Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience, and we rely on third party manufacturers that are often our single source of supply. We could experience manufacturing problems that result in delays in the development or commercialization of our commercial products or our product candidates or otherwise harm our business.

•

Libmeldy™, Strimvelis® and our product candidates and the process for administering Libmeldy, Strimvelis and our product candidates may cause serious or undesirable side effects or adverse events or have other properties that could delay or prevent regulatory approval, limit commercial potential or result in significant negative consequences for our company.

•	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

•

If we are unable to establish effective sales and marketing capabilities or enter into agreements with third parties to market, sell and gain reimbursement for Libmeldy and our product candidates that may be approved, we may not be successful in commercializing Libmeldy or our product candidates if and when approved, and we may be unable to generate product revenue.

•

If the size and value of the market opportunities for our commercial products or product candidates are smaller than our estimates, or if we have difficulty in finding patients that meet eligibility requirements for Libmeldy, Strimvelis or any of our product candidates, if approved, our product revenues may be adversely affected and our business may suffer.

•

We face significant competition in our industry and there can be no assurance that our commercial products or our product candidates, if approved, will achieve acceptance in the market over existing established therapies. In addition, our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize any of our product candidates.

•

Business interruptions resulting from the COVID-19 pandemic or similar public health crises have caused and may cause or continue to cause a disruption to the development of our product candidates and adversely impact our business.

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

•	The market price of our ADSs may be highly volatile and may fluctuate due to factors beyond our control.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part I, Item 1.A. and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

•	the timing, scope or likelihood of regulatory submissions, filings, and approvals;
•	our ability to develop and advance product candidates into, and successfully complete, clinical trials;
•	our expectations regarding the market opportunity for and size of the patient populations for Libmeldy (OTL-200) and our product candidates, if approved for commercial use;
•	the implementation of our business model and our strategic plans for our business, commercial products, product candidates and technology;
•

our plans and ability to build out our commercial infrastructure and successfully identify eligible patients, launch, market, and sell Libmeldy in Europe and any current and future product candidates for which we receive marketing approval;

•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of Libmeldy, Strimvelis, and any of our product candidates, if approved, including reimbursement for patients treated in a country where they are not resident;
•	the adequacy, scalability and commercial viability of our manufacturing capacity, methods and processes, including those of our manufacturing partners, and plans for future development;
•	the rate and degree of market acceptance and clinical utility of our commercial products and product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	the impact of the COVID-19 global pandemic on our business operations, including clinical trials, regulatory strategy, and the operations of our third-party manufacturers, suppliers, and partners;
•	our competitive position;
•	the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our commercial products and product candidates;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of laws and regulations;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to contract with third party suppliers, clinical sites and manufacturers and their ability to perform adequately;
•

our projected financial condition, including the sufficiency of our cash, cash equivalents and investments to fund operations in future periods and future liquidity, working capital and capital requirements; and

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

PART I

Item 1. Business.

We are a global gene therapy company dedicated to transforming the lives of people affected by rare diseases through the development of innovative, potentially curative gene therapies. Our ex vivo autologous hematopoietic stem cell, or HSC, gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. We seek to achieve this outcome by utilizing a lentiviral vector to introduce a functional copy of a missing or faulty gene into the patient’s own, or autologous, HSCs through an ex vivo process, resulting in a gene-modified cellular drug product that can then be administered to the patient at the bedside.

To date, over 160 patients have been treated with our product candidates across seven different diseases, with follow-up periods of more than 10 years following a single administration. We believe the data observed across these development programs, in combination with our expertise in the development, manufacturing and commercialization of gene and cell therapies, position us to provide potentially curative therapies to people suffering from a broad range of diseases.

We are currently focusing our ex vivo autologous HSC gene therapy approach on three therapeutic disease areas: neurodegenerative, immunological and blood disorders. Our portfolio includes two commercial-stage products approved in Europe, seven lentiviral-based product candidates in clinical-stage development and several other product candidates in preclinical development. Our two lead programs are OTL-200, which was approved in the European Union, or EU, United Kingdom, or UK, Iceland, Liechtenstein and Norway under the brand name Libmeldy for eligible patients with early-onset metachromatic leukodystrophy, or MLD, and OTL-103, which is being investigated for the treatment of Wiskott Aldrich syndrome, or WAS. For each of our lead product candidates, we are in ongoing discussions with regulatory authorities with respect to the clinical and other data required for future regulatory submissions.  In late 2020, for instance, the U.S. Food & Drug Administration, or FDA, cleared our investigational new drug, or IND, application for OTL-200, and we plan to complete interactions with the FDA to determine the path to file a biologics license application, or BLA, by mid-2021. We plan to file a marketing authorization application, or MAA, for OTL-103 in Europe by year-end 2021 and a BLA for OTL-103 in the U.S. in 2022.

We have a broad and advanced portfolio of commercial-stage products, and research and development-stage product candidates, and we believe our approach of using lentiviral vectors to genetically modify HSCs has wide-ranging applicability to a large number of indications. The ability of HSCs to differentiate into multiple cell types allows us to deliver gene-modified cells to multiple physiological systems, including the central nervous system, immune system and red blood cell and platelet lineage, thereby potentially enabling the correction of a wide range of diseases. By leveraging the innate self-renewing capability of HSCs that are engrafted in the bone marrow as well as the ability of lentiviral vectors to achieve stable integration of a modified gene into the chromosomes of HSCs, our gene therapies have the potential to provide a durable effect following a single administration.

The diseases we are targeting affect patients around the world, requiring an infrastructure to deliver gene therapies globally. In order to meet anticipated demand for our pipeline of approved products and product candidates still in development, we are utilizing our existing network of contract development and manufacturing organizations, or CDMOs, to manufacture lentiviral vectors and drug product. In addition, we have established process development capabilities in London, UK, and are leveraging technologies that will allow us to deliver our gene therapies globally.

Cryopreservation of our gene-modified HSCs is a key component of our commercialization strategy to deliver potentially curative gene therapies to patients worldwide, facilitating both local treatment and local or cross-border product reimbursement. In anticipation of commercialization, we developed cryopreserved formulations of Libmeldy (OTL-200) and OTL-103 and are collecting supportive clinical data from patients treated with cryopreserved formulations to support the analytical comparability to the fresh cell formulations used in our registrational clinical trials. The registrational trials for all our earlier stage product candidates are expected to be conducted using a cryopreserved formulation.

We have global commercial rights to all our clinical product candidates and plan to commercialize our gene therapies in key markets worldwide, including in Europe and the U.S. initially, subject to obtaining the necessary marketing approvals for these jurisdictions. We plan to deploy a focused commercial infrastructure to deliver Libmeldy and our product candidates, if approved, to patients and are focused on working closely with all relevant stakeholders, including patients, caregivers, specialist physicians and payors, to ensure the widest possible post-approval access for our product candidates. In addition, we may rely on third parties to assist with regulatory submissions, disease awareness, patient identification and reimbursement in countries where local expertise is required or where we do not have a direct presence.  For example, in January 2021, we announced partnerships with two regional specialty pharmaceutical companies with experience in rare genetic diseases to support us in the Middle East and Turkey.

As we continue to develop and expand our portfolio, we believe that the experience of our management team and our extensive academic relationships are key strategic strengths. Our management team has extensive experience in rare diseases and in the manufacturing, preclinical and clinical development and commercialization of gene and cell therapies. In addition, we partner with leading academic institutions around the world, which are pioneers in ex vivo autologous HSC-based gene therapy. We plan to leverage our internal expertise combined with our relationships with leading academic institutions to transition our lead clinical-stage product candidates to commercialization and continue to expand our portfolio of ex vivo autologous HSC gene therapy products.

Our ex vivo autologous HSC gene therapy approach

Our ex vivo autologous HSC gene therapy approach seeks to transform a patient’s autologous HSCs into a gene-modified cellular drug product to treat the patient’s disease. HSCs are self-renewing cells that are capable of differentiating into all types of blood cells, including white blood cells, red blood cells, platelets and tissue resident macrophages, which include the microglia of the central nervous system. HSCs can be obtained directly from the bone marrow, which requires administration of a general anesthetic, or from the patient’s peripheral blood with the use of mobilizing agents, which are agents that can move HSCs from the bone marrow into the peripheral blood for easier collection. The HSCs collected are then manufactured to insert a functional copy of the missing or faulty gene. By delivering gene-modified HSCs back to patients, we seek to take advantage of the self-renewing capability of HSCs to enable a durable effect following a single administration, as has been seen in our commercial and development programs. Since these cells are recognized by the body as the patient’s own cells, the risks associated with using donor cells may be reduced. In addition, the ability of HSCs to differentiate into multiple different cell types has the potential to enable the delivery of gene-modified cells to different physiological systems and allow the correction of a broad range of different diseases.

Clinical validation already exists for hematopoietic stem cell transplantation, or HSCT, an approach of treating a patient with a genetic disease with HSCs contributed by a healthy donor individual, thereby using HSCs that contain a functioning copy of the gene of interest. However, this approach has significant limitations, including difficulties in finding appropriate genetically matched donors and the risk of graft-versus-host disease, transplant-related rejection and mortality from these and other complications, and is therefore typically only offered on a limited basis. Furthermore, genetically modified cells can be used to express enzyme activity at supra-physiological levels, which we believe has the potential to overcome the limitations of HSCT (where enzyme expression is generally limited to normal levels) to treat some neurometabolic disorders and improve the metabolic correction in neuronal cells before irreversible degeneration occurs. Our approach is intended to address these significant limitations of HSCT.

In a preclinical study conducted by one of our scientific advisors and published in Proceedings of the National Academy of Sciences of the United States of America, or PNAS, a subpopulation of gene-modified HSCs has evidenced the potential to cross the blood-brain barrier, engraft in the brain as microglia and express genes and proteins within the central nervous system, one of the important physiological systems targeted by our HSC gene therapy approach. As published in PNAS, images taken during the study show a cross-section of the brain of a mouse that was infused intravenously with HSCs, which had been genetically modified using a lentiviral vector carrying green fluorescent protein, or GFP. The GFP expression observed throughout the brain illustrates the potential of gene-modified HSCs to cross the blood-brain barrier, engraft in the brain and express the functional protein throughout the brain, thereby potentially addressing a range of diseases that affect the central nervous system. Libmeldy (OTL-200), for instance, leverages this same mechanism of action to deliver gene-modified HSCs that can cross the blood-brain barrier and deliver a therapeutic gene that can prevent neuronal degeneration. The study demonstrated widespread distribution and expression of GFP in the brain of a mouse model following intravenous administration of HSCs transduced with GFP encoding vector.

With respect to Libmeldy (OTL-200) and each of our product candidates, our ex vivo gene therapy approach utilizes a self-inactivating, or SIN, lentiviral vector to introduce a functional copy of the missing or faulty gene into the patient’s autologous HSCs through an ex vivo process called transduction, resulting in a cellular drug product that can then be re-introduced into the patient. Unlike some other viral vectors, such as adeno-associated viral, or AAV, vectors, lentiviral vectors integrate into the chromosomes of patients’ HSCs. We believe this allows us to achieve stable integration of the functional gene into the HSCs and can lead to durable expression of the target protein by the gene-modified HSCs and their progeny after a single administration of gene therapy. In contrast, because AAV vectors rarely integrate into the genome, the transgene is not passed on to all progeny when the cell divides, resulting in rapid dilution and loss of the transgene among frequently dividing cells such as HSCs. Regarding immunogenicity, because in vivo delivery of AAV places the vector into direct contact with the immune system and most individuals harbor some type of pre-existing immunity, including neutralizing antibodies, to one or more types of AAV vector, the incoming vector can be completely inactivated by the patient’s immune system.  Furthermore, there have been reports that certain high dose applications of AAV have resulted in acute and severe innate immune responses that have proved lethal.  With ex vivo delivery, however, the vector is not introduced directly into the body and vector elements are washed away in the laboratory such that there is little to no vector element left to present to the immune system. Our HSC gene therapies and product candidates are all manufactured ex vivo. Strimvelis is the only gammaretroviral vector-based gene therapy in our portfolio.

The image below illustrates the steps in our approach to transform a patient’s autologous HSCs ex vivo into therapeutic product.

Initial clinical trials conducted using our product candidates utilized a fresh product formulation, resulting in a limited drug product shelf life. We plan to market Libmeldy (OTL-200) and our current and any future product candidates, if approved, in a cryopreserved product formulation, which is designed to extend the drug product shelf life and enable the shipment of the drug product to specialized treatment centers, allowing patients to receive treatment closer to their home while leveraging more centralized manufacturing. Cryopreservation also allows us to conduct a number of quality control tests on the genetically modified HSCs prior to introducing them into the patient.

In addition, certain of our clinical-stage product candidates have been evaluated in registrational trials using drug product derived from HSCs extracted from the patients’ bone marrow. To optimize our potential product label and the number of patients that we may be able to treat, as part of any BLA or MAA submission for such product candidates, we plan to demonstrate comparability between drug product manufactured using HSCs derived from the patients’ peripheral blood and drug product manufactured using HSCs derived from the patients’ bone marrow. In cases where clinical trials were conducted using vector and/or drug product manufactured at academic centers, we plan to demonstrate comparability between vector and/or drug product manufactured by our third party commercial CDMOs with vector and drug product manufactured at such academic centers.

Initially, we are employing our ex vivo autologous HSC gene therapy approach in three therapeutic disease areas: neurodegenerative, immunological and blood disorders. Data from clinical trials suggest that ex vivo autologous HSC gene therapy has the potential to provide generally well-tolerated, sustainable and improved outcomes over existing standards of care for diseases in these areas. We believe that we can apply our approach beyond our initial target indications to treat an even broader range of diseases.

Our strategy

We are building a leading, global, fully-integrated gene therapy company focused on transforming the lives of people affected by severe diseases.  To achieve this, we are pursuing the following strategies:

•

Launch Libmeldy (OTL-200) for the treatment of eligible patients with early-onset MLD in Europe, following its approval in December 2020 and expand geographically into new markets as regulatory approvals are obtained

•

Advance our clinical-stage product candidates towards marketing approvals, with a near term focus on OTL-200 for MLD in the U.S., OTL-103 for WAS in Europe and the U.S., and our clinical-stage programs in neurodegenerative disorders, including OTL-203 for MPS-I and OTL-201 for MPS-IIIA

•	Leverage the power of our therapeutic approach to investigate the potential of HSC gene therapy in larger indications
•	Invest in new technologies and innovations to continue to improve our manufacturing processes for lentiviral vector and drug product and reduce costs of goods manufactured
•	Establish end-to-end process development, manufacturing and supply chain capabilities, initially through third parties and internally over time
•	Establish a patient-centric, global commercial infrastructure, including with third parties in certain regions where we do not have a direct presence
•

Execute a business development strategy to leverage our HSC gene therapy approach, expand geographically, accelerate time-to-market or attract disease-area expertise to optimize the value of our portfolio of product candidates or expand into new indications

Our pipeline

We have one of the deepest and most advanced gene therapy pipelines in the industry spanning multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist. Our programs focused on neurodegenerative disorders consist of our commercial program approved in Europe, Libmeldy (OTL-200) for MLD, two clinical proof of concept-stage programs, OTL-203 for mucopolysaccharidosis type I, or MPS-I, and OTL-201 for mucopolysaccharidosis type IIIA, or MPS-IIIA, and three preclinical programs, OTL-202 for mucopolysaccharidosis type IIIB, or MPS-IIIB, OTL-204 for frontotemporal dementia with progranulin mutations, or GRN-FTD, and OTL-205 for amyotrophic lateral sclerosis, or ALS.  Our programs in immunological disorders consist of our commercial program approved in Europe, Strimvelis for adenosine deaminase severe combined immunodeficiency, or ADA-SCID, two advanced registrational clinical programs, OTL-101 for ADA-SCID and OTL-103 for WAS, one clinical proof of concept-stage program, OTL-102 for X-linked chronic granulomatous disease, or X-CGD, and one preclinical program, OTL-104 for Crohn’s disease with mutations in the nucleotide-binding oligomerization domain-containing protein 2, or NOD2-CD. Our clinical proof of concept-stage program, OTL-300 for transfusion-dependent beta-thalassemia, or TDT, is focused on a life-threatening blood disorder.

The nature of our autologous gene therapy product candidates precludes the conduct of Phase 1 safety studies in healthy volunteers. Moreover, considering the indications our product candidates are intended to treat, which are often fatal without treatment and which are rare indications with high unmet medical need, we believe our clinical programs will generally be eligible to proceed to registration based on a single pivotal study given the bioethical considerations regarding the conduct of randomized, double-blind and placebo-controlled clinical trials with gene therapies for such indications. For purposes of this Annual Report, we refer to an exploratory study, which is sometimes referred to as a Phase 1 or Phase 1/2 clinical trial, as a proof of concept trial, and a confirmatory efficacy and safety study to support submission of a potential marketing application with the applicable regulatory authorities, which is sometimes referred to as a Phase 2/3 or Phase 3 clinical trial or a pivotal trial, as a registrational trial.

The status of these programs is outlined below:

Preclinical
Clinical proof of concept
Registrational trial
Commercialization
Designations
Neurometabolic/Neurodegenerative Disorders
RPD
BKT
PRIME
RMAT
OTL-200 MLD
Approved in EU**
OTL-203 MPS-I
OTL-201 MPS-IIIA
OTL-202 MPS-IIIB
OTL-204 FTD
OTL-205 ALS
Immunological Disorders
STRIMVELIS®
Approved in EU**
OTL-101* ADA-SCID
OTL-103 WAS
OTL-102 X-CGD
OTL-104 CROHN'S
Blood Disorders
OTL-300* TDT

Several additional research and preclinical programs under development.

*New investments in this program are currently limited.

**Libmeldy™ (OTL-200) and Strimvelis® have been approved by the European Medicines Agency and have not been approved by the U.S. Food and Drug Administration or any other health authority. In the U.S., OTL-200 is an investigational therapy. All other therapies in our pipeline are investigational and have not been approved by any regulatory agency or health authority.

RPD Rare Pediatric Disease Designation; eligible for a Priority Review Voucher **BKT** Breakthrough Therapy Designation **PRIME** Priority Medicine Designation **RMAT** Regenerative Medicine Advanced Therapy Designation

Neurodegenerative Disorders

Gene therapy for treatment of MLD

Disease overview

MLD is a rare and life-threatening inherited disease of the body’s metabolic system occurring in approximately one in every 100,000 live births in most regions of the world. Higher incidence rates are reported in geographies of higher consanguinity, such as Turkey and the Middle East. MLD is caused by a mutation in the arylsulfatase-A, or ARSA, gene that results in the accumulation of sulfatides in the brain and other areas of the body, including the liver, gallbladder, kidneys, and/or spleen. Over time, the nervous system is damaged, leading to neurological problems such as motor, behavioral and cognitive regression, severe spasticity and seizures. Patients with MLD gradually lose the ability to move, talk, swallow, eat and see. In its late infantile form, mortality at five years from onset is estimated at 50% and 44% at 10 years for juvenile patients.

Limitations of current therapies

Prior to the approval of Libmeldy (OTL-200) in Europe, there were no effective treatments or approved therapies for MLD. Palliative care options involve medications for seizures and pain, antibiotics and sedatives, on a case-by-case basis, as well as physiotherapy, hydrotherapy and tube feeding or gastrostomy when patients can no longer eat without assistance. Palliative care addresses the symptoms of MLD but does not slow or reverse the progression of the underlying disease. HSCT has limited and variable efficacy in arresting disease progression and, as a result, HSCT is not considered to be a standard of care for this disease. MLD patients, their caregivers and families, and the healthcare system have faced significant burdens given the severity of the disease and the lack of effective treatments.

Our solution, Libmeldy (OTL-200) for treatment of MLD

OTL-200 is designed as a one-time therapy that aims to correct the underlying genetic cause of MLD, offering eligible patients the potential for long-term positive effects on cognitive development and maintenance of motor function at ages at which untreated patients show severe motor and cognitive impairments. With OTL-200, a patient’s own HSCs are selected, and functional copies of the ARSA gene are inserted into the genome of the HSCs using a lentiviral vector before these genetically modified cells are infused back into the patient. The ability of the gene-corrected HSCs to migrate across the blood-brain barrier into the brain, engraft, and express the functional enzyme has the potential to persistently correct the underlying disease with a single treatment.

We obtained worldwide rights to this program through our asset purchase and license agreement with GSK, or the GSK Agreement. The clinical trials for this program have been conducted under a GSK-sponsored clinical trial authorization, which was transferred to us during the third quarter of 2018.

Libmeldy approval in Europe as Orphan Drug

In December 2020, the European Commission granted full, or standard, marketing authorization for Libmeldy (OTL-200) (autologous CD34+ cell enriched population that contains hematopoietic stem and progenitor cells transduced ex vivo using a lentiviral vector encoding the human arylsulfatase-A (ARSA) gene) for the treatment of early-onset MLD characterized by biallelic mutations in the ARSA gene leading to a reduction of the ARSA enzymatic activity in children with i) late infantile or early juvenile forms, without clinical manifestations of the disease, or ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

Libmeldy has received orphan drug designation from the EMA for the treatment of MLD and orphan drug status was maintained at the time of approval. We are continuing to follow patients in the clinical development program for up to 15 years as a post-marketing commitment, and data will be presented to regulators at agreed points in order to further characterize the long-term efficacy and safety of Libmeldy, particularly in the early symptomatic early juvenile population.

Data Supporting the Clinical Profile of Libmeldy

The European Commission approval is supported by clinical studies of Libmeldy in both pre- and early- symptomatic, early-onset MLD patients. Early-onset MLD encompasses the disease variants traditionally referred to as late infantile, or LI, and early juvenile, or EJ.

Clinical efficacy was based on the integrated analysis of results from 29 patients with early-onset MLD who were all treated with Libmeldy prepared as a fresh formulation:

•	20 patients were treated in a registrational study (median follow-up of 4 years); 9 patients were treated in expanded access programs (median follow-up of 1.5 years)
•	16 patients had a diagnosis of LI MLD; 13 had a diagnosis of EJ MLD
•	At the time of treatment, 20 patients were deemed pre-symptomatic; 9 were deemed early-symptomatic

Clinical safety was evaluated in 35 patients with early-onset MLD:

•	29 patients from integrated efficacy analysis (described above)
•	6 patients treated with the cryopreserved formulation of Libmeldy

Co-primary endpoints
The co-primary endpoints of the integrated efficacy analysis were Gross Motor Function Measure, or GMFM, total score and ARSA activity, both evaluated at 2 years post-treatment. Results of this analysis indicate that a single-dose intravenous administration of Libmeldy is effective in modifying the disease course of early-onset MLD in most patients.

Pre-symptomatic LI and EJ patients treated with Libmeldy experienced significantly less deterioration in motor function at 2 years and 3 years post-treatment, as measured by GMFM total score, compared to age and disease subtype-matched untreated patients (p≤0.008). The mean difference between treated pre-symptomatic LI patients and age-matched untreated LI patients was 71.0% at year 2 and 79.8% at year 3. Similarly, the mean difference between treated pre-symptomatic EJ patients and age-matched untreated EJ patients was 52.4% at year 2 and 74.9% at year 3. Although not statistically significant, a clear difference in GMFM total score was also noted between treated early-symptomatic EJ patients and age-matched untreated EJ patients (28.7% at year 2; p=0.350 and 43.9% at year 3; p=0.054).

A statistically significant increase in ARSA activity in peripheral blood mononuclear cells was observed at 2 years post-treatment compared to pre-treatment in both pre-symptomatic patients (20.0-fold increase; p<0.001) and early-symptomatic patients (4.2-fold increase; p=0.004).

At the time of the integrated data analysis, all treated LI patients were alive with a follow-up post-treatment up to 7.5 years and 10 out of 13 treated EJ patients were alive with a follow-up post-treatment of up to 6.5 years. No treatment-related mortality has been reported in patients treated with Libmeldy.

Key secondary endpoints
For EJ patients who were early-symptomatic when treated with Libmeldy, meaningful effects on motor development were demonstrated when these patients were treated before entering the rapidly progressive phase of the disease (IQ≥85 and Gross Motor Function Classification, or GMFC, ≤1). By 4 years post-disease onset, an estimated 62.5% of treated, early-symptomatic EJ MLD patients survived and maintained locomotion and ability to sit without support compared with 26.3% of untreated early-symptomatic EJ MLD patients, representing a delay in disease progression following treatment with Libmeldy.

A secondary efficacy endpoint that measured cognitive and language abilities as quantified by Intelligence Quotient/Development Quotient, or IQ/DQ, found in the treated LI subgroup, 12 out of 15 assessed patients had a fairly constant IQ/DQ, within the normal range (IQ/DQ score of 100 +/- SD of 15) throughout follow-up. All but two of these patients (i.e., one pre-symptomatic and one early-symptomatic) remained above the threshold of severe mental disability (IQ/DQ>55) at chronological ages at which all 14 untreated comparator LI patients showed evidence of severe cognitive impairment, which is defined as IQ/DQ below 55 and close to zero. Of the 10 surviving EJ patients, all 4 pre-symptomatic patients and 4 out of 6 early-symptomatic patients showed normal IQ/DQ throughout follow-up. In contrast, 11 out of 12 untreated EJ patients showed evidence of severe cognitive impairment during follow-up.

Clinical trial with cryopreserved drug formulation

The cryopreserved formulation of OTL-200 is being studied in a clinical trial of pediatric patients with pre-symptomatic LI , or pre- to early-symptomatic EJ in Milan, Italy.

The primary goal of this clinical trial is to assess the safety and efficacy of a cryopreserved formulation of OTL-200 in early-onset MLD patients, as measured by improvement in gross motor function and ARSA activity levels in the patients’ blood cells as well as overall survival. Secondary goals for this clinical trial include assessment of cognitive function through IQ.

Ten patients were treated in this trial between April 2017 and April 2020. All patients tolerated the administration well and for those with enough follow-up post-treatment, preliminary evidence of engraftment and restoration of ARSA activity in peripheral blood to supraphysiological levels and in cerebral spinal fluid, or CSF, to normal levels has been shown.

Data Supporting Safety Profile of Libmeldy

At the time of the integrated data analysis in December 2019, which data set consisted of 29 patients treated with the fresh (investigational) formulation, all treated LI patients were alive with a follow-up post-treatment up to 7.5 years, and 10 out of 13 treated EJ patients were alive with a follow-up post-treatment of up to 6.5 years. No treatment-related mortality has been reported in patients treated with Libmeldy.

The median duration of follow-up in the first nine patients treated with the cryopreserved (commercial) formulation was 15 months as of March 2020.

The most common adverse reaction attributed to Libmeldy was presence of anti-ARSA antibodies, or AAA. Five out of 35 patients tested positive for AAA at various post-treatment time points. Antibody titers were generally low and resolved either spontaneously or after a short course of rituximab. In all patients with positive AAA test results, no negative effects were observed in the post-treatment ARSA activity of peripheral blood or bone marrow cellular subpopulations nor in the ARSA activity within the cerebrospinal fluid. In addition to the risk associated with the gene therapy, treatment with Libmeldy is preceded by other medical interventions, namely bone marrow harvest or peripheral blood mobilization and apheresis, followed by myeloablative conditioning, which carry their own risks. During the clinical studies, the safety profiles of these interventions were consistent with their known safety and tolerability.

For more details, please see the Summary of Product Characteristics, or SmPC, for Libmeldy.

Additional clinical trial in Europe

A clinical trial in late juvenile patients with MLD is open for recruitment in Milan, Italy.

OTL-200 development in the U.S.

OTL-200 has received orphan drug designation for the treatment of MLD as well as Rare Pediatric Disease designation.   In late 2020, the FDA cleared our IND application for OTL-200 in the U.S., and in January 2021, FDA granted regenerative medicine advanced therapy, or RMAT, designation for OTL-200.  The IND includes a Phase 3b study with inclusion of early symptomatic early juvenile MLD patients and a prospective planned analysis of data from patients already treated in clinical studies in Italy. We plan to complete interactions with the FDA by mid-2021 to determine the path to file a biologics license application, or BLA, with the FDA. In parallel, we plan to initiate a Phase 3b clinical study in the early symptomatic early juvenile MLD patient population, which is planned to commence at a study site in the U.S. in mid-2021 and to be completed as post-BLA commitment.

Gene therapy for treatment of MPS-I

Disease overview

Mucopolysaccharidosis type I is a lysosomal storage disease caused by a deficiency of the lysosomal enzyme alpha-L-iduronidase, or IDUA. Inherited deficiency of IDUA is responsible for MPS-I. Without treatment, clinical manifestations of this severe disease include skeletal abnormalities with severe orthopedic manifestations, hepatosplenomegaly, neurodevelopmental decline, sight and hearing disturbances, cardiovascular and respiratory problems leading to death in early childhood. IDUA deficiency can result in a wide range of clinical severity, with 3 major recognized clinical entities: Hurler, or MPS-IH, Scheie, or MPS-IS, and Hurler-Scheie, or MPS-IH/S, syndromes. Hurler and Scheie syndromes represent phenotypes at the severe and attenuated ends of the MPS-I clinical spectrum, respectively.

The median age of diagnosis for MPS-IH is 12 months; most affected children are diagnosed before 18 months of age. Infants affected by MPS-IH usually appear normal at birth, but may develop inguinal or umbilical hernias in the first six months, and develop the characteristic somatic phenotype over the first few years of life.

The approximate incidence of MPS-I is of one in 100,000 live births.  Approximately 60 percent of children born with MPS-I have MPS-IH.

Limitations of current therapies

Allogeneic-HSCT with pre- and peri-transplant enzyme replacement therapy, or ERT, from diagnosis to engraftment has been established as the standard of care for MPS-IH patients diagnosed before the age of 30 months and with presumed MPS-IH (presence of family history and/or clinical signs and symptoms compatible with MPS-IH, i.e., phenotypic diagnosis based on clinical expertise), and/or homozygosity or compound heterozygosity for mutations associated with the severe phenotype. The recommendation that HSCT should be standard of care for MPS-IH patients is endorsed by the European Society for Blood and Marrow Transplantation and the American Society for Transplantation and Cellular Therapy.

Despite its established position in treatment algorithms, allogeneic-HSCT can result in alloreactive complications, including potentially fatal graft versus host disease, or GvHD, particularly when the degree of matching between graft donor and recipient is low. Additionally, although it may stabilize cognitive decline, life-threatening or severely debilitating cognitive, neurological, orthopedic, cardiac, respiratory and ophthalmic manifestations of MPS-IH have been reported during long-term post-HSCT follow-up.

Our solution, OTL-203 for treatment of MPS-I

Ex vivo autologous HSC gene therapy strategies aimed at correcting the genetic defect in patients could represent a significant improvement for the treatment of MPS-I, notably MPS-IH the most severe and prevalent phenotype with the highest unmet medical need, when compared to current treatments.

OTL-203 is a single administration, gene therapy product candidate consisting of autologous CD34+ enriched HSPCs, derived from mobilized peripheral blood, genetically modified ex vivo with the lentiviral vector encoding for the IDUA complementary DNA, or cDNA. It is being developed as a cryopreserved formulation. Ex vivo autologous gene therapies, such as OTL-203, are designed to correct the genetic defect in patients’ own HSCs and their progeny by addition of corrective cDNA. The OTL-203 mechanism of action addresses the disease pathophysiology by restoring enzymatic IDUA expression in peripheral and central body compartments as well as restoring microglia homeostasis and its neuroprotective effects against the neurotoxic effects of glycosaminoglycan, or GAG, accumulation in affected cells. We have obtained worldwide development and commercialization rights to OTL-203 from Telethon Foundation and San Raffaele Hospital.

Autologous cells may be genetically modified to constitutively express supra-normal levels of the therapeutic enzyme and become a quantitatively more effective source of functional enzyme than wild-type cells, possibly also at the level of the nervous system and bone.

The therapeutic potential of this approach for addressing the extensive nervous system manifestations of MPS-IH is based on the contribution of HSCs to the turnover of CNS-resident microglia, demonstrated both in physiological and pathological conditions. Since microglia have been implicated in the pathogenesis of a number of neurodegenerative conditions, including LSDs. These cells should be considered a primary target cell type in therapeutic strategies for LSD with neurologic involvement such as MPS-IH. Moreover, compared to allogeneic transplantation, which is the current standard of care for MPS-IH treatment, the autologous nature of OTL-203 is associated with a significantly reduced transplant-related morbidity and mortality and avoids the risks of graft versus host disease.

OTL-203 has received orphan drug and PRIME designation from the EMA as well as orphan drug designation and rare pediatric disease designation from the FDA for the treatment of MPS-I.

Ongoing clinical trials

OTL-203 is currently being investigated in an ongoing, academic-sponsored clinical trial at the San Raffaele Hospital in Milan, Italy to establish proof of concept. The study is a prospective, single dose, single center, non-randomized, open label study involving a single administration of OTL-203 in eight patients with a confirmed diagnosis of MPS-IH. The study is fully enrolled using a cryopreserved formulation of OTL-203.

The patients evaluated in this trial include pediatric MPS-IH patients from 14 to 35 months of age at the time of treatment and will be followed for at least 2 years post-treatment in the context of the proof of concept study and then continue to be evaluated in a long-term follow-up study.

Interim results for all eight patients were presented at the WORLDSymposium in February 2021.  As of November 2020, follow-up in all patients reached at least 12 months and the interim data supporting clinical proof-of-concept illustrated that treatment with OTL-203 was generally well-tolerated with a safety profile consistent with the selected conditioning regimen. IDUA antibodies present prior to gene therapy as a result of ERT were not seen in any patient within two months following treatment. In addition, ERT was discontinued at least three weeks prior to any patient receiving gene therapy treatment, and no patients had re-started ERT post-treatment.

In terms of biomarker data, treatment demonstrated rapid and sustained metabolic correction with all patients achieving supra-physiological IDUA expression in dried blood spot samples at 12 months (a primary efficacy endpoint). Associated with this, the results demonstrated increased IDUA expression in the CSF, with reduction of GAGs in CSF and normalization of GAG levels in urine.

All eight patients treated with OTL-203 showed stable cognitive function, motor function and growth within the normal range at multiple data points post-treatment. For instance, stable cognitive performance, as evaluated by cognitive age-

equivalence using the Bayley scale, was shown in all patients post-treatment, with follow-up ranging from 6 months to 2 years. Longitudinal growth that was within age-appropriate reference ranges was seen in all patients post-treatment, with follow-up ranging from 9 months to 2 years. Furthermore, stable motor function was seen in all patients compared to pre-treatment, with follow-up ranging from 9 months to 1.5 years, and improved range of motion (less joint stiffness) was also shown in all patients compared to pre-treatment, with follow-up ranging from 9 months to 1.5 years.

We have been granted parallel scientific advice by the FDA and EMA on this program. We intend to seek feedback from the regulatory agencies, including on the study design and CMC development, in advance of initiating an international multi-center registrational study for OTL-203 by year-end 2021, subject to filing an IND in the U.S. and necessary clinical trial applications, or CTAs, in Europe.

Gene therapy for treatment of MPS-IIIA and MPS-IIIB

Disease overview

MPS-IIIA, also known as Sanfilippo syndrome type A, and MPS-IIIB, also known as Sanfilippo syndrome type B, are life-threatening metabolic diseases that cause accumulation of glycosaminoglycan in cells, tissues and organs, particularly in the brain. Within one to two years after birth, MPS-IIIA and MPS-IIIB patients begin to experience progressive neurodevelopmental decline, including speech delay and eventual loss of language, behavioral disturbances, and potentially severe dementia. Ultimately, most patients with MPS-IIIA progress to a vegetative state. Life expectancy for patients with MPS-IIIA and MPS-IIIB is between 10 to 25 years and 15 to 30 years, respectively.

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

Our solutions, OTL-201 for treatment of MPS-IIIA and OTL-202 for treatment of MPS-IIIB

We are developing OTL-201 and OTL-202 as ex vivo autologous HSC gene therapies for treatment of patients with MPS-IIIA and MPS-IIIB, respectively. In both indications we believe preclinical studies in mice have shown that ex vivo autologous gene therapy has the potential to address the neurological manifestations of MPS-IIIA and MPS-IIIB. We have obtained worldwide development and commercialization rights to OTL-201 and OTL-202 from The University of Manchester.

OTL-201 has received orphan drug designation from the EMA and FDA for the treatment of MPS-IIIA and has received rare pediatric disease designation from the FDA.

Proof of concept trial in MPS-IIIA

We are supporting a proof of concept trial for the treatment of MPS-IIIA, which started enrollment in January 2020. The trial, which is being conducted by the Royal Manchester Children’s Hospital and sponsored by the Manchester University NHS Foundation Trust, is expected to enroll up to five patients. As of February 2021, four patients were enrolled in the study and three patients had been treated with OTL-201 in the ongoing proof of concept trial.

Interim results were presented at the WORLDSymposium in February 2021 through an oral presentation.  As of February 2021, these preliminary results from the first three patients treated with OTL-201 showed promising tolerability, engraftment and biomarker data over the initial three-month follow-up period. For instance, the treatment has been generally well-tolerated in the first three patients with no treatment-related SAEs, and all transplant-related SAEs and adverse events have resolved. Data supported evidence of hematological engraftment, as illustrated by the rapid recovery of neutrophils, platelets and hemoglobin levels post myeloablative conditioning in all three patients within three months of treatment. Enrollment is planned to be completed and the company intends to release additional interim results in 2021.

In terms of biomarker data, SGSH enzyme expression in leukocytes and CD15+ cells increased from undetectable levels at baseline to supra-physiological levels at three months in all three patients treated.  Furthermore, investigators reported a reduction of urinary GAG levels to within the normal range by three months in the first two patients treated with evaluable data.

Preclinical development of OTL-202

OTL-202 will use the same approach as OTL-201. Lentivirus vector optimization for OTL-202 for treatment of MPS-IIIB is ongoing, and we plan to continue to progress preclinical development of MPS-IIIB. We plan to leverage information gained from OTL-201 preclinical and clinical development to support the OTL-202 program.

Research program in FTD

Disease overview

Frontotemporal Dementia, or FTD, is the second most common cause of dementia after Alzheimer Disease in people under the age of 65. FTD is due to the atrophy of the frontal and temporal lobes of the brain. The disease manifests with progressive changes in behavior and personality, starting with symptoms such as decline in social and personal interactions, depression, apathy, emotional blunting, disinhibition and language disorders, and then progressing to general cognitive impairment at a later stage. In ~5% of patients, FTD is caused by mutations in one copy (haploinsufficiency) of the gene that codes for progranulin, or GRN. GRN is a neurotrophic, anti-inflammatory factor that is produced and secreted among others by specialized cells in the brain called microglia cells. GRN produced by microglia cells can be taken up by neighboring neurons, helping them to be healthy and functional. Since GRN-FTD patients’ cells do not produce enough GRN, brain inflammation develops with time and neurons become progressively dysfunctional until they eventually die, leading to brain atrophy and the aforementioned symptoms.

We believe there are currently up to 2,500 people affected by GRN-FTD in Europe/U.S., with approximately 800 new cases per year.

Limitations of current therapies

There are no treatments available for FTD and death occurs six to nine years after onset.

Our solution, OTL-204 for treatment of FTD

OTL-204 is an ex vivo autologous HSC gene therapy being developed to replace the defective microglia cells in the brain of GRN-FTD patients with genetically modified microglia cells that produce and secrete a corrective amount of GRN. These cells develop naturally from HSCs, which are collected from the patient and modified by using a viral vector that brings a functional copy of the GRN gene. When they are infused in the patient, the genetically modified HSCs naturally reach the brain and become resident microglia cells. OTL-204 is being developed in partnership with Professor Alessandra Biffi at the University of Padua in Italy. As part of the collaboration, we initiated a sponsored research agreement with the University of Padua and obtained an exclusive option with Boston Children’s Hospital to develop and exclusively license the program.

Preclinical development of OTL-204

In vitro data obtained in 2020 have demonstrated that human cell lines and mouse HSCs can be efficiently transduced to produce GRN. GRN is then secreted in the culture medium and can be taken up by other types of cells that do not produce GRN themselves.

Preclinical studies in a mouse model of FTD are currently under way, and we plan to announce new preclinical data from this research program in the second half of 2021.

Research program in ALS

Disease overview

Amyotrophic lateral sclerosis, or ALS, is a progressive neurodegenerative disease of the motor neurons. People affected by ALS develop muscular weakness, twitching and atrophy that cause difficulties in speaking, swallowing and eventually breathing. Mutations in many different genes have been linked to ALS and these generally lead to the malfunctioning of neurons and their degeneration, causing a strong inflammation in the brain that further worsen neuronal death. Microglia cells are a type of brain cells that are heavily involved in inflammation and can contribute to neuronal loss by promoting oxidative stress. In particular, the Nox2 gene expressed by microglia cells induces the production of reactive oxygen radical species, which cause oxidative stress, damage to molecules and inflammation. It is important to note that ALS patients who have lower levels of Nox2 have a much better survival.

The incidence of ALS is currently estimated at 2.1 to 3.8 per 100,000 live births in the EU and UK and 1.0 to 2.6 per 100,000 live births in the U.S., for a total of up to 12,000 to 15,000 new patients per year.

Limitations of current therapies

There is no effective treatment for ALS and the average survival is between two and four years from the onset of symptoms.

Our solution, OTL-205 for treatment of ALS

OTL-205 is an ex vivo autologous gene therapy being developed to genetically modify microglia cells so that they have a much lower level of Nox2 and therefore produce less oxidative stress and less local inflammation. Microglia cells can be derived from HSCs. In our approach, HSCs are extracted from the patient, modified in the laboratory with the lentiviral vector and then infused back into the patient. These modified HSCs then migrate into the brain, where they become microglia cells replacing the diseased cells and reducing inflammation. This approach has the potential to improve symptoms and prolong survival in all ALS patients irrespective of their genetic mutations. OTL-205 is being developed in partnership with Professor Alessandra Biffi at the University of Padua in Italy. As part of the collaboration, we initiated a sponsored research agreement with the University of Padua and obtained an exclusive option with Boston Children’s Hospital to develop and exclusively license the program.

Preclinical development of OTL-205

Preliminary in vitro data have shown that reducing Nox2 levels by RNA interference in microglia cells efficiently reduces the inflammatory response in these cells and the production of oxygen radicals.

We plan to continue to progress in vitro and in vivo characterization of this therapeutic approach in relevant ALS mouse models.

Immunological Disorders

Gene therapy for treatment of WAS

Disease overview

WAS is a rare, life-threatening inherited disease affecting the patient’s immune system and platelets leading to recurrent, severe infections and uncontrollable bleeds, which are the leading causes of death in the disease. WAS is referred to as an “X-linked-recessive” disease as it is associated with a genetic defect on the X chromosome. Because it is an X-linked disease, it affects mainly males. Patients with WAS are born with a defect in the gene that produces the WAS protein, or WASP. As a result, they suffer from life-threatening thrombocytopenia and are at risk of severe bleeds, infections, autoimmunity, malignancies and severe eczema. These symptoms require increasingly frequent hospitalizations. The median survival for a patient with WAS without curative intervention is approximately 15 years. Patients with early onset WAS generally have a shorter life expectancy.

The incidence of WAS is currently estimated at approximately 0.4 in 100,000 live male births.

Limitations of current therapies

Treatment options for WAS include prophylactic anti-infective medicines, which are not always effective in preventing severe infections requiring antibiotics, antivirals, antifungals and intravenous immunoglobulin, as well as chronic platelet transfusions to prevent severe bleeding. WAS patients are often prescribed chronic oral medications or topical steroids and may require admission to hospital for intravenous antibiotic treatment. HSCT is an alternative treatment option for some patients for whom a sufficiently well-matched donor is identified. Although HSCT is potentially curative in patients with WAS, this approach can be associated with significant risks, especially when matched cell donors are not available. Approximately 75% of WAS patients treated with HSCT experience serious complications, such as severe infections requiring hospitalization, autoimmune manifestations, and GvHD within the first year of receiving the treatment. The risk of HSCT-related complications is greater in certain patients, including those that have had a previous splenectomy or are over five years old.

Our solution, OTL-103 for treatment of WAS

We are developing OTL-103 as an ex vivo autologous HSC gene therapy to treat patients with WAS through a single administration. OTL-103 is manufactured from HSCs isolated from the patient’s peripheral blood or bone marrow that are modified to add a functional WASP gene using a lentiviral vector. The autologous genetically modified cells are infused back into the patient in a single intravenous infusion following treatment with a conditioning regimen that is similar to that used in an allogeneic HSCT.

We obtained worldwide rights to this program through the GSK Agreement in 2018.

OTL-103 has received orphan drug designation from the FDA and the EMA for the treatment of WAS. OTL-103 has also received a Rare Pediatric Disease Designation from the FDA. RMAT designation was granted in 2019.

Clinical program

Eight patients have been treated with OTL-103 in an ongoing fresh formulation registrational trial at San Raffaele Hospital in Milan, Italy, and nine patients in an expanded access program, or EAP, at the same site, with a follow-up of up to approximately 10 years post-treatment for the first patient treated.  In addition, a phase 3, open-label, single arm clinical trial using the intended commercial cryopreserved formulation of OTL-103 was initiated in 2019 and has recruited and treated six patients as of January 2020. All patients have reached a minimum of 12-months follow-up. The co-primary endpoints of the study using the cryopreserved formulation include bleeding (0 to 12 months post-gene therapy) and infections (6 to 18 months post-gene therapy) compared with rates pre-gene therapy.

The primary goals of the registrational clinical trial are to assess the efficacy and safety of OTL-103 in WAS patients, as measured by, for example, improved T-cell function, improved platelet count and overall survival at 36 months after treatment. Other goals of this clinical trial include reduced bleeding episodes and reduced frequency of severe infections. The primary analysis for the registrational clinical trial was prospectively defined to be when all patients have completed at least 3 years’ follow-up, which was achieved in 2017.

The first interim analysis was generated in 2017, when 6 of the 8 subjects had completed at least 3 years follow up. The results of an interim analysis of this clinical trial were published in 2019 in Lancet Haematology and showed that WASP expression in lymphocytes and platelets was substantially improved compared to baseline by six months and remain constant thereafter. At one-year post-treatment with OTL-103, T-cell counts increased in seven evaluable patients, as compared to counts prior to treatment, reaching normal values. Because of the increase in T-cells, a reduction in infections was observed in patient's post-treatment compared to one year prior to treatment with OTL-103.

Mean platelet counts before treatment were low compared to normal, with a range of 6 x 109 to 25 x 109 per liter observed in eight patients. Platelet counts progressively improved in all patients. One-year post-treatment platelet counts increased in all patients to a range of 21 x 109 to 74 x 109 per liter, and further increases in platelet count were observed in six patients to a range of 27 x 109 to 169 x 109 per liter at three years post-treatment. In addition to the increase in platelet count, increased and sustained platelet volume in seven patients was also observed at three years post-treatment. These increases in platelet count and volume resulted in reduced frequency and severity of bleeding events as compared to those experienced by these patients prior to treatment with OTL-103.

An EAP was put in place after the study completed enrollment. The objective of this EAP was to provide treatment for patients affected by WAS with high unmet medical need in advance of the product being commercially available.

A second interim analysis of patients in the registrational clinical trial and EAP was done in March 2019. As reported at ASH 2019, in patients with at least one year of follow-up in the program (n=14), the absence of severe bleeding events and independence from platelet transfusions were observed in all subjects by 9 months of follow-up. Additionally, a reduction in severe infection rate was observed at multiple time points post-treatment.

Cumulatively, as of January 2021, a total of 23 subjects from clinical trials and an EAP have been treated with OTL-103. Seventeen of the subjects – eight from clinical trials and nine from the EAP – have been treated with the fresh formulation of OTL-103, and six subjects have been treated with the cryopreserved formulation of OTL-103.

From these two trials and the EAP, 18 SAEs were reported in a total of seven subjects during the reporting period. Nine of the 18 events occurred pre-gene therapy in the cryopreserved study of OTL-103. None of these SAEs were considered to be related to OTL-103, no antibodies against WASP were detected, and no allergic reactions related to OTL-103 have been reported in subjects treated with OTL-103. As of December 2020, no new safety information has changed the known safety profile of OTL-103.

Regulatory pathway for OTL-103

An IND for OTL-103 was opened in the U.S. in 2019, and an RMAT multi-disciplinary meeting was held with FDA in 2020.  The meeting was intended to discuss the development program completed to date and the path to a BLA filing in the U.S. for OTL-103. Based on feedback received during that meeting, we are currently working to compile the remaining data to support a BLA filing including additional clinical data, CMC comparability data and development of a specific functional potency assay requested by the FDA.

In 2020, we also received scientific advice from EMA to clarify the filing strategy and data required to file an MAA in the EU.  We plan to continue engaging with the FDA and EMA in 2021 concerning the manufacturing and clinical development of OTL-103.

We plan to submit an MAA with the EMA and a BLA with the FDA for OTL-103 for the treatment of WAS in 2021 and 2022, respectively.

We currently expect that our MAA and BLA submissions will be supported by a data package, including an adequate potency assay and clinical data from our trial with eight patients treated with the fresh formulation of OTL-103 and data from the second clinical trial using the intended commercial cryopreserved formulation as well as data collected from nine additional patients treated with OTL-103 under an EAP. We intend to seek approval of OTL-103 using mobilized peripheral blood as the cellular source and a cryopreserved product formulation.

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

The prevalence of ADA-SCID in the United States is currently estimated to be between one in 200,000 and the incidence is estimated at one in 1 million live births. Higher prevalence and incidence rates are reported in geographies of higher consanguinity, such as Turkey and the Middle East.

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

Our solutions, OTL-101 and Strimvelis for treatment of ADA-SCID

Strimvelis is the only gammaretroviral vector mediated autologous HSC gene therapy in our portfolio. Each of our other pipeline therapies, including OTL-101 for ADA-SCID and OTL-200 for MLD, employ a self-inactivating, or SIN, lentiviral vector-based approach that has been specifically designed to minimize the risk of insertional oncogenesis after administration. No evidence of insertional oncogenesis related to lentiviral vector-based HSC gene therapy has been reported in any of our programs.

Strimvelis

In Europe, our commercial program Strimvelis, an ex vivo gammaretrovirus mediated autologous HSC gene therapy, is the only approved gene therapy option for patients with ADA-SCID.  The EMA approved Strimvelis in May 2016 for treatment of children with ADA-SCID with no suitable HLA-matched related stem cell donor. Strimvelis consists of HSCs transduced with a gammaretroviral vector encoding the human adenosine deaminase cDNA sequence. Strimvelis is available at a single site in a fresh product formulation at San Raffaele Hospital in Milan, Italy, and has a shelf-life of up to six hours.

Summary of the safety profile of Strimvelis

In October 2020, one case of lymphoid T cell leukemia was reported in a patient approximately five years after such patient was treated with Strimvelis as part of a compassionate use program. We notified the EMA and the relevant local European regulatory authorities of an emerging safety issue and paused treating new patients with Strimvelis pending the completion of the causality investigation. Subsequent findings confirmed that the patient’s leukemia was due to insertional oncogenesis attributable to treatment with Strimvelis. The EMA’s Committee for Medicinal Products for Human Use, or CHMP, reviewed the updated risk-benefit assessment of Strimvelis as part of its ongoing MAA renewal procedure, concluded that the risk-benefit balance remains favorable and recommended in February 2021 that the marketing authorization for Strimvelis be renewed for five years, allowing marketing of Strimvelis to resume.

As of November 2020, the safety of Strimvelis was evaluated in 40 patients – 22 patients who were treated in the clinical development program, 16 patients treated in the commercial setting, and 2 patients treated with a medicinal product prepared from mobilized peripheral blood under hospital exemption – with a maximum follow-up of 19 years. The reported adverse reactions are in line with the expected safety profile of Strimvelis and the conditioning regime administered prior to treatment with the product. The most commonly reported adverse reaction was pyrexia.  For complete safety details, please see the Summary of Product Characteristics, or SmPC, for Strimvelis, available at the EMA website.

OTL-101 for treatment of ADA-SCID

We are developing OTL-101 as an ex vivo autologous lentiviral vector-based HSC gene therapy to treat patients with ADA-SCID through a single administration.

OTL-101 has been investigated in multiple clinical trials in the United States and Europe. As of January 2021, 67 patients have been treated with a drug product manufactured with the EFS-ADA lentiviral vector, with a maximum follow-up of approximately nine years post treatment. Our program comprises a registrational trial conducted at University of California Los Angeles, or UCLA, of 20 patients treated with a fresh product formulation of OTL-101, supportive data derived from a clinical trial of 10 patients treated with a cryopreserved formulation at UCLA and additional data derived from a clinical trial of 10 patients treated with a fresh product formulation at Great Ormond Street Hospital, or GOSH.  The remaining 27 patients treated as of January 2021 represent compassionate use patients or patients for whom we do not have adequate follow-up as of the date of this Annual Report but for which safety data is presented in the summary below. Among the 67 patients treated, four patients, including those treated under compassionate use and additional supportive studies, did not engraft or had to resume ERT and/or receive rescue bone marrow transplant.

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

Registrational trial conducted by UCLA (“UCLA Fresh study”)

Production of the fresh OTL-101 drug product formulation (with bone marrow as the cellular source) used in this clinical trial was performed onsite at UCLA and at the National Institutes of Health, or NIH, for one patient. In this clinical trial, all 20 enrolled and treated patients were treated with ERT prior to enrollment and continued ERT until 30 days following their treatment with OTL-101. Two years follow-up was completed for all patients in August 2018.

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

When comparing the overall survival for the OTL-101 treated patients with a historical control group who received allogeneic bone marrow transplant, or HSCT, between 2000 and 2016 (n=26), OTL-101 treated patients achieved a higher overall survival rate at 24 months (100%) versus the group that received allogeneic bone marrow transplant (88%)

Event-free survival is defined as survival without resumption of PEG-ADA ERT or need for rescue allogeneic HSCT. Event-free survival in the OTL-101 treatment group was 100% at 24 months. In comparison, event-free survival in the allogeneic HSCT group was 56%.

Importantly, patients in this trial showed immune cell reconstitution following treatment with OTL-101, which can lead to restoration of both cellular and humoral immune responses. As of the final study report, the severe infection rates across the full post treatment period were lower in the OTL-101 treatment group compared with the HSCT control group. Additionally, by 24 months post-treatment, a considerably higher proportion of subjects in the OTL-101 treatment group (90%) had stopped immunoglobulin replacement therapy compared with HSCT controls (55%).

Supportive clinical trial with UCLA (with cryopreserved formulation) (“UCLA Cryo study”)

A cryopreserved formulation of OTL-101 (with bone marrow as cellular source) has been evaluated in a supportive clinical trial at UCLA. Enrollment for this trial is complete and of 10 patients treated, 9 completed their final 24-month study visit as of September 2019. One patient treated in this trial, who did not engraft, restarted ERT, was withdrawn from the trial, and later received a rescue HSCT. The aim of this clinical trial was to provide clinical data supportive of the analytical chemistry, manufacturing, and controls, or CMC, comparison of the fresh and cryopreserved drug product formulations. As of February 2019, when 7 patients had reached 18 months of follow-up, key biological parameters of engraftment and efficacy (including medians of VCN in granulocytes and CD3+ T lymphocyte counts and ADA enzyme activity) were consistent when compared across the UCLA Fresh and UCLA Cryo studies and remained consistent throughout follow-up.

We believe this consistency between the UCLA Fresh and UCLA Cryo studies is supportive of analytical comparability data between the fresh and cryopreserved formulations of OTL-101.

Additional clinical data from GOSH

In a parallel investigator-sponsored trial conducted by GOSH, ten enrolled patients have been treated with fresh product formulation (with bone marrow and mobilized peripheral blood as the cellular source). The drug product used in this clinical trial was produced using the same vector as at UCLA, but with a manufacturing process with minor differences to that for OTL-101. Production of the fresh formulation of the drug product used in this clinical trial was performed onsite at GOSH. In this clinical trial, all patients were being treated with ERT prior to enrollment and all but one patient continued ERT until 30 days following initial treatment with ex vivo autologous HSC gene therapy.

The primary goals of this clinical trial were to assess the safety and efficacy of the investigational drug product in ADA-SCID patients, as measured by overall survival and event-free survival at 12 months post-treatment. Secondary goals in this clinical trial included immune reconstitution, as measured by lymphocyte and immunoglobulin levels, and reduction in severe infection rates.

As of August 2020, overall survival of 100% has been observed at 36 months post treatment in the 10 patients enrolled, and nine patients have achieved event-free survival, with only one patient resuming ERT after 12.2 months due to a failure to engraft. We believe this failure to engraft may, in part, be attributable to the patient’s early discontinuation of ERT prior to treatment in contravention of the trial protocol, but may also relate to other clinical factors.

There is a second investigator-sponsored trial being conducted by GOSH, which has now enrolled and treated 10 patients with the cryopreserved product formulation from mobilized peripheral blood. The drug product used in this clinical trial is produced using the same vector and same manufacturing process as the drug product being evaluated at UCLA. Production of the cryopreserved formulation of the drug product used in this clinical trial is performed onsite at GOSH. In this clinical trial, all patients are being treated with ERT prior to enrollment and continue ERT until 30 days following initial treatment with ex vivo autologous HSC gene therapy.

The primary goals of this clinical trial are to assess the safety and efficacy of the investigational drug product in ADA-SCID patients, as measured by overall survival and event-free survival at 12 months post-treatment. Secondary goals in this clinical trial include immune reconstitution, as measured by lymphocyte and immunoglobulin levels, and reduction in severe infection rates. As of January 2021, all ten patients are alive and no longer being treated with ERT.

OTL-101 clinical program safety

As of January 2021, there have been 41 SAEs reported from 16 out of 33 subjects exposed to OTL-101 in the EAP and UCLA Fresh and UCLA Cryo studies. Based on the safety data collected in the OTL-101 clinical development, expanded access and compassionate use programs, OTL-101 has so far demonstrated a favorable safety profile.

A global observational long-term follow-up study is now open. This study is designed to collect long team safety and efficacy data from ADA-SCID patients previously treated with autologous ex vivo gene therapy products based on the EFS-ADA lentiviral vector up to 15 years post gene therapy in compliance with current regulatory requirements.

We have completed final clinical study reports for our registrational trial using OTL-101 fresh formulation and the second clinical trial using OTL-101 cryopreserved formulation, which we believe supports the analytical comparability data between fresh and cryopreserved drug product formulations.

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

The incidence of X-CGD is currently estimated to be one in 200,000 male live births.

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

Our solution, OTL-102 for treatment of X-CGD

We are developing OTL-102 as an ex vivo autologous HSC gene therapy to treat patients with X-CGD through a single administration. OTL-102 is manufactured from HSCs isolated from the patient’s own mobilized peripheral blood or bone marrow, then modified to add a functional CYBB gene using a lentiviral vector. The gene-modified cells are infused back into the patient in a single intravenous infusion following treatment with a myeloablative conditioning regimen.

We obtained worldwide rights to the OTL-102 program through an option and license agreement with Généthon, pursuant to which we have exercised an option to certain intellectual property and clinical data associated with clinical trials at sites in the United States and the United Kingdom.

OTL-102 has received orphan drug designation from the EMA and FDA for the treatment of X-CGD.

Ongoing clinical trials

OTL-102, which has been studied in two investigator-sponsored proof of concept clinical trials in the United States and in Europe, with target enrollment of 10 patients in a clinical trial sponsored by UCLA in the United States and an initial target enrollment of five patients in a clinical trial conducted by GOSH in Europe. The clinical trial sites included Boston Children’s Hospital, the NIH, and UCLA in the United States, and GOSH and The Royal Free Hospital in London. Patients enrolled in these trials have advanced and severe stages of X-CGD. Manufacture of the drug product occurred at each of these sites using the same vector. As of January 2021, nine patients had been treated in the clinical trial in the United States, five of which were treated with a fresh product formulation and four of which were treated with a cryopreserved formulation. Further, three patients had been treated in the clinical trial in Europe, and one patient was treated in a compassionate use program in Europe with a cryopreserved product formulation. In the future, we may treat additional pediatric patients in this trial with a cryopreserved formulation of OTL-102.

OTL-102 has shown sustained CYBB expression for over two years in six patients to date, with a follow-up of three years post-treatment in patients as of January 2021.

In these clinical trials, the production of NADPH-oxidase activity in neutrophils, a biomarker that demonstrates restored granulocyte function, has been measured in patients for up to 24 months post-treatment. In a November 2019 publication in Nature Medicine, combined data from nine patients, including initial enrollees in both clinical trials and a compassionate use patient, showed NADPH-oxidase activity, as measured by dihydrorhodamine, or DHR, assay, above 10% in six patients with at least 24 months follow-up. Based on the scientific literature, levels of NADPH-oxidase activity above 10% was a clinically meaningful percentage for fighting infections successfully. One pediatric patient showed initial engraftment of DHR+ cells followed by a decrease to levels of 1% or less. The graphic below illustrates sustained NADPH-oxidase levels, as measured for up to 24 months post-treatment.

OTL-102 (X-CGD): NADPH-oxidase activity(1)

70
60
50
40
30
20
10
0
% DHR Positive Neutrophils
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24
Months
Patient 1
Patient 2
Patient 3
Patient 5
Patient 4
Patient 6
Patient 7
Patient 8
Patient 9

(1) Excludes data from one patient treated with drug product deemed by the investigator to be a different form of OTL-102 drug product.

Since September 2018, four additional patients have been treated as part of the clinical trials, with one adult patient having sustained DHR+ neutrophils of 77.2% at 6 months and three pediatric patients displaying a similar response to the pediatric patient that did not respond to therapy. These observations specific to the pediatric patients were investigated and amendments to the clinical protocols were made in 2020 to modify the conditioning regimen used in studies with the aim of improving engraftment.  Factors that are considered important to address are the chronic inflammatory environment of the bone marrow in CGD patients, the potential for B and T cell immune responses, either as a result of the disease background or as newly generated due to the ‘novel’ expression of gp91phox and the quality of the drug product which may be influenced by the quality of the collected cells. Investigators plan to begin enrolling additional pediatric patients (n=6) in 2021 and 2022 to access outcomes in the specific patient's population. The primary goals of this extension clinical trial are to assess safety and efficacy, as measured by biochemical and functional reconstitution through increased nicotinamide adenine dinucleotide phosphate-oxidase, or NADPH oxidase, activity in progeny of engrafted cells and stability at 12 months post-treatment. Following institutional review board, or IRB, approvals, enrollment can commence. We intend to follow these pediatric patients in the proof of concept study and then progress OTL-102 into a registrational study.

Two patients treated with OTL-102 as part of the clinical trials died during the three months period following treatment as a result of pre-existing disease-related complications present at the time of treatment with OTL-102. One of these patients (from the UK trial) died of acute respiratory distress syndrome. This subject had a pre-existing lung condition. The other patient (from the U.S. trial) developed platelet antibodies due to sensitization after several granulocyte infusions the patient received prior to gene therapy. The learnings from this patient resulted in a protocol amendment to prevent patients with existing platelet antibodies from enrolling in the trial. Neither of these two fatalities was deemed by the investigator to be related to the therapy. A third fatality was reported involving a patient treated under the compassionate use program at GOSH. Because of this patient’s advanced disease stage at the time of enrollment, the patient required a surgical procedure following treatment and died as a result of complications from this procedure. This fatality was deemed by the investigator not to be related to the product.

Safety

As of March 2020, the date of the most recent safety data available to us, patients treated in this clinical trial indicate OTL-102 was generally well-tolerated. There were 26 serious adverse events reported, one of which was assessed by the investigator as being possibly related to OTL-102 and was reported as Immune Reconstitution Inflammatory Syndrome (IRIS). As of December 2020, no new safety information received by us has changed the known safety profile of OTL-102.

Research program in NOD2-Crohn’s Disease

Disease overview

Crohn’s Disease, or CD, is a form of Irritable Bowel Disease, or IBD, a condition affecting the gastrointestinal tract caused by an uncontrolled and chronic inflammatory process directed against intestinal bacteria. Mutations in a number of genes are known to confer susceptibility to the risk of CD, and amongst these the NOD2 gene (nucleotide-binding oligomerization domain-containing protein 2) is known to be the most common genetic factor, with 20-40% of Crohn’s patients carrying mutations causing defective NOD2 activity.  NOD2 encodes a cell receptor which controls bacterial elimination by innate immune cells such as macrophages through recognition of bacterial peptide (MDP) and induction of a pro-inflammatory immune response. NOD2 deficiency results in an impaired detection and clearance of bacteria penetrating the gut during gastrointestinal infection, creating an unchecked and relapsing inflammation within the intestinal tissues characterized by intestinal granuloma formation. This leads to recurrent clinical symptoms of chronic abdominal pain, diarrhea, weight loss, fatigue, malnutrition and for some patients, more severe intestinal damage requiring surgical resection. NOD2-CD patients typically present with more severe symptoms and are reported to be more refractory to existing therapies.

The incidence of CD is high compared to our other indications, with estimates of 100 to 200 patients per million in Europe and North America.  Epidemiological studies suggest NOD2 genetic variants causing functional defects are associated with 7 to 10% of all cases of CD, with up to 200,000 patients in the U.S. and Europe with two NOD2 mutated alleles.

Limitations of current therapies

Current clinical management for Crohn’s disease includes use of immune-suppressive medications, biological agents such as anti-TNF, steroids and surgical resection. There is currently no cure for Crohn's disease, and long-term, effective treatment options are limited. Several clinical trials have evaluated autologous HSCT in Crohn’s disease, although with limited success. There remains a need for therapeutic modalities that target underlying causes of Crohn’s disease to achieve effective amelioration of symptoms and disease remission.

Our solution, OTL-104 for treatment of NOD2-CD

We are developing OTL-104 to evaluate its therapeutic efficacy as an ex vivo autologous HSC gene therapy to treat patients with NOD2-CD through a single administration. As the pathogenesis of NOD2-CD is associated with the function of cells of the hematopoietic system, ex vivo autologous HSC gene therapy may therefore be used restore NOD2 function to immune cells such as tissue resident macrophages within the gastrointestinal tract. Our OTL-104 program is being designed to introduce the NOD2 gene into cells of the hematopoietic system by lentiviral transduction of a patient’s own blood or bone marrow derived HSCs, and the gene-modified cells can then be infused back into the patient. We own pending patent applications in the United States and other jurisdictions and all other intellectual property rights associated with the OTL-104 program.

Preclinical development of OTL-104

OTL-104 preclinical work completed to date has shown that NOD2 defective human and NOD2 deficient murine macrophages and monocytes are refractory to bacterial MDP stimulation. We have demonstrated the successful restoration of NOD2 expression and functional correction of macrophage cellular responses to bacterial MDP stimulation, in NOD2 defective human cells and NOD2 deficient murine cells, achieved through lentiviral gene transfer of NOD2 to human CD34+ HSC and murine lineage negative cells, respectively.

We plan to continue to progress our preclinical proof of concept studies using an experimental mouse model of NOD2 deficiency to evaluate the use of gene modified HSC-derived cells to replace intestinal gut resident macrophages (monocyte-derived) and to correct inflammation and colitis associated with NOD2-CD. We plan to announce new preclinical data from this research program in the second half of 2021.

Blood disorders

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

Limitations of current therapies

The symptoms experienced by most patients with TDT are severe and often require frequent, life-long blood transfusions to replenish the patient’s hemoglobin level. Because iron cannot be excreted by the body, these frequent blood transfusions can cause iron to accumulate in various organs, leading to risk of heart or liver failure. Therefore, patients who receive ongoing blood transfusions must also receive iron chelation therapy to remove the excess iron. These medicines also have side effects and can negatively impact a patient’s quality of life. Although HSCT is potentially curative in patients with TDT, this approach can be associated with significant risks, especially when matched stem cell donors are not available.

Our solution, OTL-300 for treatment of TDT

OTL-300 is an ex vivo autologous HSC gene therapy, manufactured from HSCs isolated from the patient’s own mobilized peripheral blood, then modified to add a functional HBB gene using a lentiviral vector. OTL-300 is designed to significantly reduce or eliminate the need for blood transfusions in patients with TDT.

We obtained worldwide rights to this program through the GSK Agreement. OTL-300 has received orphan drug designation from the EMA for the treatment of beta-thalassemia major and intermedia. In addition, OTL-300 has received PRIME designation from the EMA.

In May 2020, we announced that we would be reducing our investment in the future development of OTL-300.

Proof of concept trial (cryopreserved formulation)

OTL-300 has been investigated in an academic-sponsored clinical trial at the San Raffaele Hospital in Milan, Italy to establish proof of concept. The study and clinical follow-up completed in November 2019.  Nine patients with severe TDT received a single intra-osseous infusion of a cryopreserved formulation of OTL-300 and were followed up for 2 years. The patients evaluated in this trial included six pediatric patients aged three to 17 years, and three adult patients aged 18 years and over. On completion of the study, all patients enrolled in an Orchard-sponsored long-term follow-up clinical trial, which will continue assessments for an additional six-year period.

The primary goals of the clinical trial were to assess the safety and efficacy of a cryopreserved formulation of OTL-300 in TDT patients, as measured by, for example, reduction in required blood transfusions to manage the patients’ TDT and overall survival at 24 months post-treatment.

All patients have completed the 24-month study follow-up period. Transfusion independence or significant reductions in transfusion frequency and volume requirements were observed in six patients, with four of the six pediatric patients being transfusion-free since approximately one-month post-treatment. Following treatment, substantial reductions (in excess of 50%) in transfusion volume requirements were observed over a period of at least 3 years in two out of three adult patients, one of whom had a 9-month transfusion-free period during the first-year post-treatment.

As of July 2020, OTL-300 was generally well-tolerated. Six SAEs were reported in four subjects out of nine patients treated, and each such SAE was assessed as not related to treatment with OTL-300.  None of these SAEs were fatal, and all events resolved. As of December 2020, no new safety information received has changed the safety profile of OTL-300.

Future applications of our ex vivo autologous HSC gene therapy approach

We believe that our versatile ex vivo autologous HSC gene therapy approach has the potential to deliver promising gene therapies to patients across a broad range of diseases. Although our initial focus is on delivering our commercial and clinical-stage gene therapies to patients suffering from several rare diseases described above, we believe we can leverage our significant research and development experience and partnerships with academic institutions to identify other diseases in our target areas, including neurodegenerative, immunological, and blood disorders, where ex vivo gene therapy may have a comparably higher probability of success as compared to other approaches. In 2020, we introduced new programs in larger indications and our mid- to long-term strategy is to leverage our HSC gene therapy approach in additional larger indications, either on our own or with partners. We are building research capabilities to continue to explore additional indications in our laboratories.

Our regulatory strategy

The nature of our autologous gene therapy product candidates precludes the conduct of Phase 1 safety studies in healthy volunteers. Moreover, considering the indications our product candidates are intended to treat, which are often fatal without treatment and which are rare indications with high unmet medical need, we believe our clinical programs will generally be eligible to proceed to registration based on a single pivotal study given the bioethical considerations regarding the conduct of randomized, double-blind and placebo-controlled clinical trials with gene therapies for such indications. Both the FDA and EMA provide expedited pathways for the development of drug product candidates for the treatment of rare diseases, particularly life-threatening diseases with high unmet medical need. Such drug product candidates may be eligible to proceed to registration following one or more clinical trials in a limited patient population, following review of the trial’s design, endpoints and clinical data by the applicable regulatory agencies. These determinations are based on the applicable regulatory agency’s scientific judgement and these determinations may differ in the United States and the European Union.

In some cases applicable regulatory agency may require us to perform analytical studies or conduct additional clinical trials to support analytical comparability of drug product, for example by demonstrating comparability of drug product manufactured using HSCs derived from a patient’s mobilized peripheral blood and drug product manufactured using HSCs derived from a patient’s bone marrow and/or comparability of drug product that has been cryopreserved and fresh drug product. For purposes of this Annual Report we refer to these clinical trials as supportive clinical trials. In addition, certain of our product candidates may be evaluated in clinical trials for which clinical data is not intended to be pooled with data from our registrational trials for purposes of a regulatory submission, but will be submitted to the applicable regulatory agencies for informational purposes. For purposes of this Annual Report we refer to these trials as additional clinical trials. In addition, in some cases patients may be ineligible for participation in our clinical trials and may receive treatment under a compassionate use program or an expanded access program. We expect that the available safety and efficacy results from all these trials would be included in any regulatory submission we may submit, and the applicable regulatory agency with respect to each clinical program will make a determination as to whether the available data is sufficient to support a regulatory submission. See Item 1A. Risk Factors—“The results from our clinical trials for OTL-200 for MLD, OTL-103 for WAS, and for any of our other product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval,” “We may be unable to demonstrate comparability between drug product manufactured using HSCs derived from the patient’s mobilized peripheral blood and drug product manufactured using HSCs derived from the patient’s bone marrow and/or comparability between drug product that has been cryopreserved and fresh drug product and/or demonstrate comparability between the manufacturing process used at academic centers with the manufacturing process used at CDMOs,” and “To date, most of the clinical trials for our product candidates were conducted as investigator-sponsored clinical trials using drug product manufactured at academic sites.”

Manufacturing

The diseases we are targeting affect patients across the world. Therefore, we are implementing our plans to enhance our partnerships with CDMOs and leverage technologies that will allow us to deliver our gene therapies globally.

Global supply network with experienced CDMOs

We currently partner with a network of experienced CDMOs, including AGC Biologics S.p.A. (formerly MolMed S.p.A.) and Oxford BioMedica, for the supply of our vectors and/or drug products, including Libmeldy. We have established relationships with commercial CDMO partners with the resources and capacity to meet our clinical and existing and expected initial commercial needs. Our CDMO partners also provide us with access to their state-of-the art manufacturing technologies.

Manufacturing efficiencies and scalability

We are investing in human capital and advancing manufacturing technologies for HSC-based autologous ex vivo gene therapies. We have licensed lentiviral vector stable cell line technologies from GSK, completed transduction enhancer screening processes, established a vector process development lab at a Catapult Network facility in the UK, and are in the process of building cell therapy and analytical development capabilities at our London, UK global headquarters.  We seek to enhance our product and process understanding while actively exploring and developing innovative technologies for vector and drug product manufacturing to improve the efficiency and scalability of manufacturing processes with an ultimate goal to reliably manufacture high quality products for rare diseases and larger indications at lower cost. For example, we have identified and validated several transduction enhancing compounds in order to facilitate lentiviral vector entry into HSCs, showing a greater than 50% reduction in vector requirements. We continue to invest in our people to support the commercialization and lifecycle management of our pipeline products.

Cryopreservation of our gene therapy programs

Cryopreservation of gene-modified cells is a key component of our strategy to deliver innovative, potentially curative gene therapies to patients worldwide. We have developed cryopreserved formulations of our OTL-200, OTL-103, and OTL-101 programs and expect to demonstrate comparability of our cryopreserved formulations to earlier manufactured fresh formulations in support of future submissions for marketing approval in the United States and Europe. Our programs in OTL-102, OTL-300, OTL-203 and OTL-201 have already started or will start with cryopreserved formulations. We plan to establish cryopreserved product formulations as the standard for all of our future gene therapy candidates.

In the cryopreservation process, a patient’s gene-modified HSCs are frozen at extremely low temperatures and then stored to allow quality control testing and release to be performed before introducing the gene-modified cells back into the patient. Our cryopreserved formulations are expected to have shelf-lives of months to years, enabling us to potentially distribute our products and product candidates from a few centralized manufacturing facilities to geographically dispersed treatment sites. Our ability to ultimately distribute our product candidates globally will facilitate access of the therapies to patients and reduce the logistical burden on patients and their families.

Commercial operations

Following our receipt of full, or standard, marketing approval from the European Commission for Libmeldy (OTL-200) for the treatment of early-onset MLD, we expect to launch Libmeldy in Europe and generate product sales as early as the first half of 2021. In preparation for a European launch, we have substantially completed our build-out of our commercial operations in Europe with a goal of delivering Libmeldy to patients through qualified treatment centers in the UK, France, Germany, Italy and The Netherlands. In addition, we expect to leverage cross-border and treatment abroad reimbursement pathways in both Europe and markets such as the Middle East and Turkey through the use of third-party strategic partners and distributors. Subject to approval of OTL-200 from the FDA, we plan to also put in place commercial operations and quality treatment centers in the U.S. We have begun a phased build of commercial capabilities by adding employees with broad experience in quality assurance and compliance, medical education, marketing, supply chain, sales, public policy, patient services, market access and product reimbursement. We expect to continue expansion of these capabilities throughout 2021 and beyond as we continue to implement appropriate quality systems, compliance policies, systems and procedures, as well as internal systems and infrastructure in order to support our supply chain, qualify and train additional treatment centers, establish patient-focused programs, educate healthcare professionals, and secure reimbursement. The timing and conduct of these commercial activities will be dependent upon regulatory approvals and on agreements we have made or may make in the future with strategic collaborators. As part of the commercialization process, we are engaged in discussions with stakeholders across the healthcare system, including public and private payors, patient advocates and organizations, and healthcare providers, to drive more timely patient identification through education, newborn screening, and diagnostic initiatives and to explore new payment models that we hope will enable broader patient access. We have initiated pilot studies for newborns in certain countries to screen for MLD and develop the necessary data package to enable universal newborn screening in various countries where we expect our products to be sold. Ultimately, we intend to utilize the commercial infrastructure that we are building to support the potential for multiple product launches, if approved, sequentially across multiple geographies. For many territories and countries, we may also elect to utilize strategic partners, distributors, or contract field-based teams to assist in the commercialization of our products. We anticipate the list price of Libmeldy to be less than the average 10-year cumulative cost for some chronic or lifelong rare disease treatments, such as certain enzyme replacement therapies, which do not offer the potential for full genetic correction or a potentially positive impact on cognitive outcomes. We are engaging with European country- and regional-level payment authorities to negotiate reimbursement and access and are considering novel payment approaches, such as annuity payments, as part of these negotiation discussions.

Intellectual property and barriers to entry

Our commercial success depends, in part, upon our ability to protect commercially important and proprietary aspects of our business, defend and enforce our intellectual property rights, preserve the confidentiality of our know-how and trade secrets, and operate without infringing misappropriating and otherwise violating valid and enforceable intellectual property rights of others. In particular, we strive to protect the proprietary aspects of our business and to develop barriers to entry that we believe are important to the development and commercialization of our gene therapies. For example, where appropriate, we develop, or acquire exclusive rights to, clinical data for each of our products/product candidates, patents, know-how and trade secrets associated with each of our products/product candidates. However, we do not own any patents or patent applications that cover Libmeldy, Strimvelis or any of our lead product candidates. We in-license from UCLB and UCLA one family of patents directed at OTL-101, which are issued in the U.S. and Europe We cannot guarantee that patents will issue from any of existing patent applications or from any patent applications we or our licensors may file in the future, nor can we guarantee that any patents that may issue in the future from such patent applications will be commercially useful in protecting our products/product candidates. In addition, we plan to rely on regulatory protection based on orphan drug exclusivities, data exclusivities and market exclusivities. See “—Government regulation” for additional information.

We currently rely primarily on know-how and trade secret protection for aspects of our proprietary technologies that we or our licensors believe are not amenable to or appropriate for patent protection, including, for example, clinical data and production information for Libmeldy, Strimvelis and each of our product candidates. However, know-how and trade secrets can be difficult to protect. Although we take steps to protect our know-how, trade secrets and other proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors and potential collaborators, third parties may independently develop the same or similar know-how, trade secrets or proprietary information or may otherwise gain access to such know-how, trade secrets and other proprietary information or such know-how, trade secrets or other proprietary information may otherwise become known. Moreover, we cannot guarantee that our confidentiality agreements will provide meaningful protection or that they may not be breached and we may not have an adequate remedy for any such breach. As a result, we may be unable to meaningfully protect our know-how, trade secrets and other proprietary information.

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

With regards to our OTL-101 product candidate, we have exclusive, worldwide, sublicensable, licenses pursuant to the UCLB/UCLA Agreement to clinical data and to a patent family containing one issued U.S. patent with claims directed to the OTL-101 product candidate and its use in the treatment of ADA-SCID, and one issued counterpart European patent. These patents are expected to expire in 2036, without taking a potential patent term adjustment or extension into account. In addition, under the UCLB/UCLA Agreement, we have non-exclusive, worldwide, sublicensable, licenses to know-how and materials relating to the OTL-101 product candidate.

With regards to Strimvelis, OTL-103, OTL-200 and OTL-300, and as discussed in detail in “—License agreements”, we have exclusive, worldwide, sublicensable licenses pursuant to the GSK Agreement and the R&D Agreement to anonymized patient-level data arising from the clinical trials of Strimvelis, OTL-103, OTL-200 and OTL-300 and know-how, including other clinical data and production information relating to Strimvelis, OTL-103, OTL-200, and OTL-300.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we are seeking patent protection for our product candidates, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be lengthened by a patent term adjustment, which provides additional term caused by administrative delays at the U.S. Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened it a patent is terminally disclaimer over another patent with an earlier expiration date.

Furthermore, in the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Amendments as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if we obtain any additional issued U.S. patents covering one of our present or future product candidates, and if such product candidate receives FDA approval, we expect to apply for a patent term extension, if available, to extend the term of the patent covering such approved product candidate. We also expect to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such an extension should be granted, and even if granted, the length of such an extension.

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

Under the GSK Agreement, we are subject to certain obligations to develop and advance certain of the acquired product candidates. For example, we are required to first use best endeavors to file an MAA for OTL-200 for MLD in either Europe or a BLA for MLD in the United States and to subsequently use commercially reasonable efforts to file an MAA or BLA, as applicable, in the other jurisdiction and to market, sell and promote OTL-200 in such jurisdictions.  In December 2020, we received full, or standard, marketing authorization for Libmeldy in the European Union as well as the United Kingdom, Iceland, Liechtenstein and Norway. We are also required to use best endeavors to file a BLA for OTL-103 for WAS in the United States and to use commercially reasonable efforts to file an MAA for OTL-103 in Europe, and to subsequently market, sell and promote OTL-103 in such jurisdictions. We are also required to use commercially reasonable efforts to develop and file an MAA or BLA, as applicable, for OTL-300 for TDT in either the United States or Europe. In addition, we must also use best endeavors to maintain the MAA and regulatory designations for Strimvelis in the European Union and to continue to make Strimvelis available to eligible patients until an alternative gene therapy product has received marketing approval in Europe. We must also continue to make Strimvelis available at the San Raffaele Hospital for as long as a minimum number of patients are treated and entitled to receive reimbursement for the provision of Strimvelis, over a defined period. We intend to continue to make Strimvelis available for so long as we are required to do so under the GSK Agreement.

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

Pursuant to the R&D Agreement, Telethon-OSR had granted to GSK an exclusive, worldwide, sublicensable license under certain intellectual property rights to develop and commercialize ex vivo gene therapy products for the treatment of ADA-SCID. In addition, Telethon-OSR had granted to GSK an exclusive option for an exclusive, sublicensable, worldwide license under certain intellectual property rights to develop and commercialize certain vectors and gene therapy products from disease-specific development programs for the treatment of WAS, MLD, TDT. At the time we entered into the deed of novation agreement, GSK had completed development, launched and commercialized Strimvelis for ADA-SCID in the European Union, and had exercised its exclusive option to obtain exclusive licenses from Telethon-OSR to the WAS, MLD and TDT programs. We acquired Strimvelis and GSK’s exclusive licenses relating to the ADA-SCID, WAS, MLD and TDT collaboration programs pursuant to the GSK Agreement and to the deed of novation.

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

UCLB/UCLA license agreement

In February 2016, we entered into a license agreement, or the UCLB/UCLA Agreement, with UCLB and UCLA, pursuant to which we obtained an exclusive, worldwide, sublicensable license to certain technology, clinical data, manufacturing know-

how, and intellectual property rights related to the production of virally transduced HSCs for treatment of patients with ADA-SCID, in addition to certain other rare disease indications. We must use diligent efforts to develop and commercialize a gene therapy product in each of the foregoing indications in the United States, United Kingdom and at least one of France, Germany, Italy and Spain as soon as reasonably possible.

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

Oxford BioMedica license and development agreement

In November 2016, we entered into a license and development agreement, or the Oxford Development Agreement, with Oxford BioMedica (UK) Limited, or Oxford BioMedica, for the development of gene therapies for ADA-SCID, MPS-IIIA and certain other diseases that we may request be included under the Oxford Development Agreement, such other diseases referred to as Subsequent Indications. The Oxford Development Agreement was amended on multiple occasions and most recently in April 2020.

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

We are currently aware of the following competitive approaches among our products and clinical programs:

•

MLD: To our knowledge, beyond Libmeldy in Europe, there is currently no other effective treatment option for patients with MLD. HSCT, for example, has demonstrated limited efficacy in halting disease progression and is therefore not considered a standard of care for this disease. A number of alternative approaches to HSCT are under investigation. For instance, Homology Medicines is at the preclinical stage of developing an in vivo AAV gene therapy for MLD delivered intravenously, and Passage Bio also has a preclinical development program for MLD. We are also aware that Takeda is investigating an ERT for MLD with a biweekly intrathecal infusion, and Denali Therapeutics is at the preclinical stage of developing a recombinant ARSA enzyme engineered to cross the blood-brain barrier.

•

MPS-I: The current standard of care for MPS-IH patients is HSCT before the age of 30 months. We are aware that REGENXBIO is developing an AAV-based gene therapy, which is in Phase I trials and to be delivered intracisternally. bluebird bio and Immusoft have both reported that they are developing ex vivo cell therapies in the preclinical stage. For MPS-I patients that are not suitable candidates for HSCT because they lack a suitable donor, were diagnosed later in life, or have a less severe subtype of MPS-I, the current standard of care for the treatment of MPS-I involves regular intravenous injections of laronidase (Aldurazyme), an ERT commercialized by BioMarin and Sanofi Genzyme. A formulation of laronidase for intrathecal administration is currently under evaluation. JCR Pharmaceuticals is developing an ERT, which is in Phase I trials.

•

MPS-IIIA: There are currently no effective disease modifying treatment options for patients with MPS-IIIA. We are aware of three gene therapy candidates in clinical development. In collaboration with Sarepta Therapeutics, Lysogene is developing an AAV gene therapy product administered through intracerebral injections; Abeona Therapeutics is developing AAV gene therapy product administered intravenously; and Esteve is developing an AAV gene therapy administered through intracerebroventricular injection. Amicus Therapeutics is at the preclinical stage of developing an AAV gene therapy for MPS-IIIA. Currently we are not aware of any companies developing ERTs for MPS-IIIA.

•

WAS: The current standard of care for WAS is HSCT. Patients who are unable to match with a blood donor or who are otherwise ineligible for HSCT may pursue palliative care options, including intravenous immunoglobulin and antimicrobials to prevent and treat infections, topical corticosteroids to manage outbreaks of eczema, platelet transfusions to treat severe bleeds, and immunosuppressive drugs, such as rituximab (Rituxan), to counter autoimmune manifestations. Splenectomy may also be used to treat thrombocytopenia. These palliative approaches do not slow disease progression or address the underlying cause of WAS. In June 2020, CSL Behring and Seattle Children’s Research Institute announced an early-stage research collaboration to develop a ex vivo HSC gene therapy for WAS. We are also aware that Généthon and Boston Children’s Hospital are sponsoring clinical trials with ex vivo HSC gene therapy.

•

X-CGD: Disease management options for patients with X-CGD include prophylactic antibiotics, antifungal medications and interferon-gamma therapy. HSCT is also a treatment option for some patients for whom a sufficiently well-matched donor is identified. We are not aware of any other competing clinical or preclinical programs in X-CGD.

•

ADA-SCID: The current standards of care for the treatment of ADA-SCID are HSCT and chronic ERT. In October 2018, the FDA approved elapegademase-lvlr (Revcovi), a PEGylated recombinant ADA ERT marketed by Leadiant Biosciences to treat ADA-SCID.

•

TDT: The current standard of care for the treatment of TDT involves chronic blood transfusions to address anemia combined with iron chelation therapy to manage the iron overload often associated with such chronic blood transfusions. HSCT is also a treatment option for some patients for whom a sufficiently well-matched donor is identified. TDT is a highly competitive research area in gene therapy, with one ex vivo HSC gene therapy treatment already approved in Europe (Zynteglo) and several novel approaches under investigation, notably gene editing. Other non-gene therapy approaches have been approved (e.g., Reblozyl) or are under investigation to improve treatment outcomes in broader populations of beta-thalassemia. Other programs for TDT include a clinical stage ex vivo gene editing program from Vertex Pharmaceuticals and CRISPR Therapeutics, and a preclinical ex vivo gene editing program from Editas Medicine.

•

GRN-FTD: There are no approved disease modifying treatments for GRN-FTD. Each of Prevail Therapeutics (now owned by Eli Lilly & Company) and Passage Bio is developing in early-stage clinical trials an AAV gene therapy to be delivered intra-cisterna magna. Alector is developing a monoclonal antibody designed to increase levels of GRN in the brain in late-stage clinical trials, and Denali Therapeutics is developing a modified protein designed to penetrate across the blood-brain barrier at the preclinical stage.

•

ALS: There are currently few approved treatment options for ALS, limited to riluzole and edaravone. Multiple companies are developing gene therapies for genetically defined populations of ALS. We are not aware of any companies developing therapies targeted to reduce expression of Nox2.

•

NOD2-Crohn’s: There are no approved treatment options specifically for the NOD-2 form of Crohn’s disease, and many patients with Crohn’s disease have uncontrolled symptoms despite treatment with standard of care, including multiple anti-inflammatory biologics and surgical interventions. We are not aware of any other treatments in development specifically for the NOD-2 form of Crohn’s disease.

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

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the CGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. During the COVID-19 pandemic, restrictions preventing the conduct or completion of facility or clinical site inspections can lead to FDA deferred action on marketing applications or the issuance of complete response letters. To assure cGMP, CGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, including to subpopulations of patients, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings precautions or interactions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FD&C Act, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biological product for such disease or condition will be received from sales in the United States of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

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

Post-approval requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP. We currently rely, and may continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-

keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

European Union clinical trials regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted for each clinical trial to each country’s National Competent Authority, or NCA, and at least one independent Ethics Committee, or EC, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. Under the current regime (the EU Clinical Trials Directive 2001/20/EC and corresponding national laws) all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new regulation, which will be directly applicable in all Member States (meaning that no national implementing legislation in each European Union Member State is required), aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized European Union portal and database for clinical trials foreseen by the new Clinical Trials regulation, through an independent audit, which is currently expected to occur in December 2021.

Drug review and approval in the EEA

In the European Economic Area (comprised of the European Union Member States plus Norway, Iceland and Liechtenstein), or EEA, medicinal products, including advanced therapy medicinal products, or ATMPs, are subject to extensive pre- and post-market regulation by regulatory authorities at both the EEA and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products. Gene therapy products deliver genes into the body that lead to a therapeutic, prophylactic or diagnostic effect. Libmeldy is authorized as a gene therapy product in the EEA, and we anticipate that our gene therapy development products would also be regulated as ATMPs in the EEA.

To obtain regulatory approval of an ATMP under EEA regulatory systems, we must submit an MAA under the centralized procedure administered by the EMA. The application used to submit the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, , certain specific requirements set out in the ATMP Regulation, for example certain particulars to be contained in the summary of product characteristics. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across all of the EEA. As provided for in the ATMP Regulation, the scientific evaluation of MAAs for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies, or CAT. The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use, or CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EEA Member States. The maximum timeframe for the evaluation of a MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days.  Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation.  Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January, 1 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

Data and marketing exclusivity

The EEA also provides opportunities for market exclusivity. Upon receiving marketing authorization in the EEA, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials. There is, however, no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product, and products may therefore not qualify for data exclusivity.

Orphan drug designation and exclusivity

Products with an orphan designation in the EEA can receive ten years of market exclusivity, during which time “no similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EEA where an agreed Pediatric Investigation Plan for pediatric studies has been complied with. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EEA when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EEA to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EEA, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, orphan medicine marketing exclusivity may be revoked only in very select cases, such as if:

•	a second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the marketing authorization holder consents to a second orphan medicinal product application; or
•	the marketing authorization holder cannot supply enough orphan medicinal product.

Pediatric development

In the EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EEA or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or CAT are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Post-approval controls

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include the following:

•

The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

•

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

•

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remained applicable to the United Kingdom. This transition period ended on December 31, 2020. Since the regulatory framework in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom as United Kingdom legislation now has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The MHRA, the United Kingdom medicines and medical devices regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time. Brexit has also created uncertainty with regard to data protection regulation in the United Kingdom, and in particular, how data transfers from the European Union to the United Kingdom will be regulated.  The European Union and the United Kingdom have agreed a bridging period of up to 6 months to allow the continued free flow of data from the European Union to the United Kingdom, during which time the European Commission will assess whether the United Kingdom will be granted adequacy status.  There is no certainty that an adequacy decision will be granted. If it is not, legal uncertainties regarding the flow of data across borders could increase the complexity and cost of transferring personal data from the European Union to the United Kingdom.

Other healthcare laws and compliance requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and similar state laws, each as amended, as applicable:

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

In addition to the above, on November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. The final rule (with some exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information (e.g., the California Consumer Privacy Act), many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, any of which could adversely affect our ability to operate our business and our financial results. In addition, our gene therapy programs for Strimvelis and Libmeldy were approved by the EMA in 2016 and 2020, respectively, and the approval and commercialization of Strimvelis and Libmeldy subjects us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. The approval and commercialization of any of our other gene therapies outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Healthcare reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or ACA, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual, nondeductible fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; expanded healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance; expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; expanded the entities eligible for discounts under the PHS Act’s pharmaceutical pricing program, also known as the 340B Drug Pricing Program; created new requirements to report financial arrangements with physicians and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act; created a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S.  Court of Appeals for the Federal Circuit decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. It is unclear what effect this will have on the status of the ACA and our business. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA -mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap

Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. . Further, the Trump administration also previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that became effective January 1, 2019. In addition, there has been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“"SCODs”"). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Further, on July 24, 2020 and September 13, 2020, President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model  under which  Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027.  The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Coverage and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any gene therapies for which we obtain regulatory approval. In the United States and markets in other countries, sales of any gene therapies for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from payors. Payors include government authorities, managed care providers, private health insurers and other organizations. Patients who are prescribed treatments for their conditions and providers generally rely on these third-party payors to reimburse all or part of the associated healthcare. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a payor not to cover our gene therapies could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development and manufacturing costs. Further, due to the COVID-19 pandemic, millions of individuals have lost or may lose employer-based insurance coverage, which may adversely affect our ability to commercialize our products in certain jurisdictions.

In addition, coverage and reimbursement for products can differ significantly from payor to payor. One payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Additionally, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

Payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive evidence generation studies in order to demonstrate the medical necessity and cost-effectiveness of such a product, in addition to the costs required to obtain regulatory approvals. If payors do not consider a product to be cost-effective compared to current standards of care , they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to cover its costs or make a profit.

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed with the government authority. Furthermore, some countries may require the completion of additional studies that compare the effectiveness and/or cost-effectiveness of a particular therapy to current standards of care as part of so-called health technology assessments, or HTAs, in order to obtain reimbursement or pricing approval. Additionally, there may be a need for activities to secure reimbursement for procedures associated with products administered in a hospital setting, such as Libmeldy, under the diagnosis-related group, or DRG, system, whereby a billing code may not exist or may be currently insufficient to cover the cost of the procedure. In other instances, countries may monitor and control product volumes and issue guidance to physicians to limit prescriptions in the form of treatment policies. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

Employees and Human Capital Resources

As of December 31, 2020, we had 224 full-time employees.  We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relationship with our employees to be positive. We monitor employee engagement through an annual survey and develop a prioritized action plan on an annual basis to address any areas in need of attention. Our human capital objectives include, as applicable, identifying, recruiting, developing, retaining, and incentivizing our existing and prospective employees, as well as optimizing the overall employee experience. The principal purposes of our incentive plans are to attract, retain and motivate our employees. The granting of share-based compensation awards are designed to reward selected employees for long-term shareholder value creation and our cash-based performance bonus awards reward the achievement of annual performance goals. The health and safety of our employees, customers and communities are of primary concern. During the COVID-19 pandemic, we have taken significant steps to protect our workforce including but not limited to, working remotely, and implementing social distancing protocols consistent with guidelines issued by federal, state, and local laws. In 2020, we launched a comprehensive initiative to enhance diversity, inclusion and belonging.

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

Since inception, we have incurred net losses. We incurred net losses of $152.0 million and $163.4 million for the years ended December 31, 2020 and 2019, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, building a global commercial infrastructure to support commercialization of our product candidates, including Libmeldy (OTL-200) and OTL-103 for Wiskott Aldrich syndrome, or WAS, if such product candidates are approved, as well as expanding our team. Prior to the approval of Libmeldy in Europe in December 2020, Strimvelis was our only product that had been approved for sale.  Absent the realization of sufficient revenues from product sales of Libmeldy and Strimvelis, and from sales of our current or future product candidates, if approved, we may never attain profitability.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially over time if, and as, we:

•	seek marketing approvals for our product candidates that successfully complete clinical trials or meet primary endpoints, if any;
•

complete our build-out of our commercial operations in preparation to launch, market and sell Libmeldy in Europe and grow such infrastructure for the commercialization (or anticipated commercialization) of any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

•	continue to support a sales, marketing and distribution infrastructure for Strimvelis in the European Union;
•

continue our development of our product candidates, including continuing our ongoing advanced registrational trials and supporting studies of OTL-200 for MLD and OTL-103 for WAS, our ongoing and planned clinical trials of OTL-102 for X-linked chronic granulomatous disease, or X-CGD, OTL-203 for mucopolysaccharidosis type I, or MPS-I, and OTL-201 for mucopolysaccharidosis type IIIA, or MPS-IIIA, and any other clinical trials that may be required to obtain marketing approval for our product candidates;

•

continue our ongoing clinical trials and any required regulatory updates for OTL-101 for adenosine deaminase severe combined immunodeficiency, or ADA-SCID, and OTL-300 for transfusion-dependent beta-thalassemia, or TDT;

•	conduct investigational new drug application, or IND, or clinical trial application, or CTA, enabling studies for our preclinical programs;
•

initiate additional clinical trials and preclinical studies for our other product candidates or future product candidates, including new research programs in genetic subsets of frontotemporal dementia, or FTD, and Crohn’s disease;

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

•

encounter delays or setbacks in the preclinical testing, enrollment or conduct of our clinical trials for our product candidates, encounter delays in regulatory review timelines, such as for our marketing authorization application, or MAA, under review by the European Medicines Agency, or EMA, or experience high levels of absenteeism, due to the COVID-19 pandemic;

•	develop, maintain, expand and protect our intellectual property portfolio; and
•	comply with our obligations as a public company.

In December 2020, we received full, or standard, marketing authorization for Libmeldy in the European Union as well as the United Kingdom, Iceland, Liechtenstein and Norway. Although we are preparing to launch the commercialization of Libmeldy in Europe, to date Strimvelis is our only product that we have sold and, to date, it has only been approved for sale in the European Union for the treatment of ADA-SCID. Since receiving marketing authorization, only a limited number of patients have been treated with Strimvelis.  There is no assurance that sales of Strimvelis will resume, and even if resumed, our revenue from sales of Strimvelis alone will not be sufficient for us to become profitable. Under the terms of our asset purchase and license agreement with GSK, or the GSK Agreement, we are required to use our best endeavors to make Strimvelis commercially available in the European Union until such time as an alternative gene therapy, is commercially available for patients, and at all times at the San Raffaele Hospital in Milan, Italy, provided that a minimum number of patients continue to be treated at this site.

To become and remain profitable, we must develop and eventually commercialize product candidates with greater market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to complete necessary preclinical studies and clinical trials of our product candidates, and manufacture, market and sell Libmeldy or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have only generated revenue from sales of Strimvelis to date, and we may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products. Although we have generated revenue from the sale of Strimvelis, we do not expect to achieve profitability unless and until we successfully commercialize Libmeldy in Europe and complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. For example, in connection with the GSK Agreement, we recorded a liability for Strimvelis representing the fair value of the future expected costs to maintain the marketing authorization in excess of expected future sales. Our ability to generate future revenues from product sales depends heavily on our and or our collaborators’ success in:

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
•

launching and commercializing Libmeldy in Europe and other product candidates for which we obtain regulatory and marketing approval by expanding our existing sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

•	maintaining marketing authorization and related post-marketing commitments for regulatory compliance for Libmeldy and Strimvelis in the European Union;
•	qualifying for, and maintaining, adequate coverage and reimbursement by government and payors for Libmeldy and Strimvelis and any product candidate for which we obtain marketing approval;
•

establishing and maintaining supply and manufacturing processes and relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development of our product candidates and the market demand for Libmeldy and Strimvelis, if sales are resumed, and any of our product candidates for which we obtain marketing approval;

•	obtaining market acceptance of Libmeldy and Strimvelis, if sales are resumed, and our product candidates, if approved, as viable treatment options with acceptable safety profiles;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed, including robust quality systems and manufacturing capabilities;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

We anticipate incurring significant costs associated with commercializing Libmeldy in Europe and any other products for which we obtain marketing approval. Our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration, or the FDA, or the EMA or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate or if we encounter delays or clinical holds in the development of our product candidates. Even if we commercialize Libmeldy in Europe, resume generating revenue from sales of Strimvelis and are able to generate revenues from the sale of any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities in 2020, primarily due to our net loss of $152.0 million for that year. We expect our expenses to increase in connection with our ongoing activities, particularly as we prepare to launch the commercialization of Libmeldy in Europe, continue to support our commercial infrastructure in support of Strimvelis, if sales resume, and our anticipated commercialization of OTL-103 for WAS, if approved, continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and Strimvelis, if sales resume, and any other products for which we obtain marketing approval. Furthermore, we will continue to incur additional costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our research and development programs and/or commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the success of our commercialization efforts and market acceptance of Libmeldy in Europe;
•

the cost and our ability to maintain the commercial infrastructure and manufacturing capabilities required, including quality systems, regulatory affairs, compliance, product sales, medical affairs, commercial marketing, manufacturing and distribution, to support Libmeldy in Europe, Strimvelis in the European Union, if sales resume, and any other products for which we obtain marketing approval;

•

qualifying for, and maintaining adequate coverage and reimbursement by, government and payors on a timely basis for Libmeldy and Strimvelis, if sales resume, and any other products for which we obtain marketing approval;

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
•

revenue, if any, received from commercial sales of Libmeldy and Strimvelis, if such sales resume, and any other products for which we may obtain marketing approval, including amounts reimbursed by government and third-party payors;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms of our current and any future license agreements and collaborations; and
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

Identifying potential product candidates and conducting preclinical testing and clinical trials, as well as preparing for the potential commercialization of these product candidates, is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any products other than Strimvelis. In addition, Libmeldy and Strimvelis or any other products for which we obtain and maintain marketing approval may not achieve commercial success. Any product revenues from our product candidates, if any, will be derived from or based on sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We were incorporated in August 2018 to become a holding company for Orchard Therapeutics (Europe) Limited, which was founded in 2015, and its subsidiaries. Our operations, to date, have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring certain of our product candidate portfolios and rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates, establishing research and development and manufacturing capabilities, establishing a quality management system, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, if sales resume, and building a global commercial infrastructure to support commercialization of Libmeldy and OTL-103 for WAS, if approved. We have not yet demonstrated the ability to manufacture products on a commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and setbacks.

Risks related to the discovery, development and regulatory approval of our product candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our autologous ex vivo gene therapy approach, and our future success depends on our successful development of commercially viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Although we have established a commercial infrastructure for the production of Strimvelis in the European Union and we are building a global commercial infrastructure to support commercialization of Libmeldy and OTL-103 for WAS, if approved, we may experience delays in establishing a sustainable, reproducible and scalable manufacturing capability with commercial CDMO partners, which may prevent us from commercializing our product candidates for which we obtain marketing approval on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, EMA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate can vary substantially, for example, based upon the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or EMA. We have limited experience in preparing, submitting and maintaining regulatory submissions. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, Europe or in other jurisdictions, or how long it will take to commercialize Libmeldy in Europe or any other product candidates for which we obtain marketing approval. Approvals by the EMA may not be indicative of what the FDA may require for approval, and vice versa.

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

The results from our clinical trials may not be sufficiently robust to support the approval of or submission of marketing approval for our product candidates by the FDA for OTL-200 and by the FDA and EMA for OTL-103 for WAS. The FDA and/or EMA normally require two registrational trials to approve a drug or biologic product, and thus the FDA and/or EMA may require that we conduct additional clinical trials of our product candidates prior to a BLA or MAA submission. The FDA and/or EMA typically does not consider a single registrational clinical trial to be adequate to serve as sufficient evidence to support a marketing authorization unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible.

Due to the nature of the indications our product candidates are designed to treat, and the limited number of patients with these conditions, a placebo-controlled and blinded study is not always practicable for ethical and other reasons.  Accordingly, in some cases our registrational programs rely on natural history models to demonstrate clinical efficacy.  While the FDA recognizes the potential for natural history models to alleviate the need for placebo arms in trials for drugs that target very rare diseases, where trial recruitment can be especially challenging, the FDA has found the use of natural history data as a historical comparator to be unsuitable for adequate and well-controlled trials in many circumstances. The FDA generally finds trials using historical controls to be credible only when the observed effect is large in comparison to variability in disease course. It is possible the FDA will not consider our comparisons to natural history data and, where available, historical transplant data or intra-subject comparison between before gene therapy and after gene therapy, to provide clinically meaningful results. Additionally, even though OTL-200 and OTL-103 for WAS have achieved the primary endpoints in their respective ongoing registrational clinical trials, the FDA has not (and in the case of OTL-103, the EMA has also not) yet approved the clinical meaningfulness of the trial results and their sufficiency to support a marketing authorization.

For example, the FDA has provided written feedback on the sufficiency of our data package for OTL-200, including the clinical endpoints, natural history analysis and chemistry and manufacturing and controls, or CMC, data package. Although the FDA cleared our IND application for OTL-200 in 2020 and we received Regenerative Medicine Advanced Therapy, or RMAT, designation in 2021, there can be no guarantee we will be successful in resolving open matters to the FDA’s satisfaction before the intended BLA submission, in which case the adequacy of our clinical endpoints, natural history analysis and CMC data package to support a potential BLA submission and approval will be review issues. We have also received written feedback from the FDA on the sufficiency and adequacy of our data package for OTL-103 for WAS. The

FDA has advised us that the sufficiency of such package to support a BLA submission will be a review issue and recommended that we collect additional CMC and clinical data to support any such submission. We continue to engage with the FDA as we seek to address their recommendations and identify expeditious paths to market for our product candidates.

It is possible that the FDA or EMA may recommend or require us to conduct further studies, analyses or registrational trials with respect to our product candidates, possibly involving a larger sample size or a different clinical trial design. The FDA or EMA may also require that we conduct a longer follow-up period of patients treated with our product candidates prior to accepting a BLA or MAA submission, as applicable.

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

It is possible that the FDA or the EMA may not consider the results of our clinical trials, including reliance on foreign clinical data, to be sufficient for approval of our product candidates. If the FDA or the EMA requires additional trials, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, it is possible that the FDA and the EMA may have divergent opinions on the elements necessary for a successful BLA and MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

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

The FDA and EMA have released a series of final guidance documents and a draft guidance document for consultation, which amongst other topics, included various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. We cannot be certain whether future guidance will be issued and be relevant to, or have an impact on, our gene therapy programs or the duration or expense of any applicable regulatory development and review processes.

Libmeldy, Strimvelis and our product candidates and the process for administering Libmeldy, Strimvelis, and our product candidates may cause serious or undesirable side effects or adverse events or have other properties that could delay or prevent regulatory approval, limit commercial potential or result in significant negative consequences for our company.

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

Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Possible adverse side effects and adverse events that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional mutagenesis (or oncogenesis) by the vectors, leading to malignant transformation of transduced cells. There have been several adverse events and SAEs attributed to gene therapy treatments in the past, including reported cases of leukemia with the use of gammaretrovirus vector and death seen in other clinical trials. In October 2020, we were notified that a patient treated with Strimvelis under a compassionate use program in 2016 had been diagnosed with lymphoid T cell leukemia. Subsequent findings confirmed that the patient’s leukemia was due to insertional oncogenesis attributable to treatment with Strimvelis. The EMA’s Committee for Medicinal Products for Human Use, or CHMP, concluded that the risk-benefit balance remains favorable and requested that the Strimvelis product information identify insertional mutagenesis (or oncogenesis) as an “important identified risk” instead of an “important potential risk” in light of this event.

Strimvelis is the only gammaretroviral vector-based gene therapy in our portfolio. Libmeldy and all of our pipeline therapies employ the self-inactivating (SIN) lentiviral vector-based approach which has been specifically designed to avoid insertional oncogenesis after administration. Although to our knowledge and as of the date of this report no evidence of insertional oncogenesis has been observed with lentiviral vector-based HSC gene therapy in any of our programs, there can be no assurance that this will continue to be the case. Moreover, while our gene therapy approach is designed to avoid immunogenicity after administration, there can be no assurance that patients would not develop antibodies that may impair treatment. Our approach involves the use of integrating vectors which have the potential for genomic disruption and therefore could interfere with other genes with adverse clinical effects. If any of our gene therapy product candidates demonstrates adverse side effects or adverse events at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

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

Additionally, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and restrictions on how or where the product can be distributed, dispensed or used. Other non-U.S. regulatory authorities could impose other specific obligations, such as through a risk management plan, or RMP, submitted to the EMA. Furthermore, if we or others later identify undesirable side effects caused by Strimvelis, Libmeldy or our product candidates, several potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of Libmeldy and Strimvelis, if sales resume following investigation of the adverse event described above, and any other products for which we obtain marketing approval and could significantly harm our business, prospects, financial condition and results of operations.

To date, most of the clinical trials for our product candidates were conducted as investigator-sponsored clinical trials using drug product manufactured at academic sites. Regulatory authorities may closely scrutinize the data collected from these trials, and may require that we conduct additional clinical trials prior to any marketing approval.

We have limited experience conducting company-sponsored clinical trials and to date most of our product candidates have been evaluated under investigator-sponsored clinical trials using drug product manufactured at the applicable or relevant academic site. We did not control the design or administration of these investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these clinical trials. Investigator-sponsored clinical trials are often conducted under less rigorous clinical and manufacturing standards than those used in company-sponsored clinical trials. For example, the drug product used in our company-sponsored clinical trials is manufactured by third party CDMOs using current good manufacturing practices, or cGMP, standards. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-sponsored clinical trials, and may require us to obtain and submit additional clinical data prior to granting any marketing approval, which could delay clinical development or marketing approval of our product candidates. We will be required to demonstrate comparability between the manufacturing process used at academic centers with the manufacturing process used at CDMOs, and we cannot provide assurances that we will satisfy such comparability requirements. We may also be required to demonstrate improved quality and drug product manufacturing state of control in accordance with cGMP standards. For example, in the compassionate use program conducted by Great Osmond Street Hospital, or GOSH, one patient experienced an SAE, staphylococcal infection, possibly resulting from a bacterial growth noted in samples of the fresh drug product during the transduction procedure at this academic facility. A similar SAE, bacteremia, was observed in the clinical trial conducted at University of California Los Angeles, or UCLA, for OTL-101 for

ADA-SCID with the fresh drug product manufactured at the academic facility, also possibly due to contamination of the drug product. The bacteremia resolved on Day 3 without sequelae. We believe that our commercial manufacturing processes for our product candidates, together with cryopreserved formulation, which allows for safety/microbiological testing to be completed prior to drug infusion to the patient, could mitigate the risk of contamination of products that might have resulted in such infections, but there can be no assurance that this will be the case. To the extent that the results of our current company-sponsored trials are inconsistent with, or different from, the results of any investigator-sponsored trials or raise concerns regarding our product candidates, the regulatory authorities may question the results from some or all of these trials, and may require us to obtain and submit additional clinical data from drug product manufactured by CDMOs prior to granting any marketing approval, which could delay clinical development or marketing approval of our product candidates.

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

In those cases where clinical trials were conducted using vector and/or drug product manufactured at academic research centers (e.g., OTL-101 for the treatment of ADA-SCID), we will need to demonstrate comparability between vector and drug product manufactured by our CDMOs with vector and/or drug product manufactured at such academic centers. Similarly, in those cases where clinical trials were conducted using fresh drug product, we will need to demonstrate comparability between drug product that has been cryopreserved and fresh drug product. In some cases, clinical trials were conducted using drug product using bone marrow or mobilized peripheral blood, or both, as the cellular source. In some cases, we may seek to demonstrate comparability between drug product manufactured using one cellular source and another and in some cases we may elect to initially seek approval of our product candidate using one cellular source only, and subsequently seek approval for the use of the other cellular source. We cannot be assured that the FDA, EMA or other regulatory authority will not require us to conduct additional analytical comparability analyses, preclinical studies and/or clinical trials before approving our product candidates using these production methods and processes. Moreover, we cannot be assured that our analytical comparability analyses or clinical trials will be sufficiently robust to support approval or our product candidates using these production methods and processes. For example, in connection with our OTL-200 (Libmeldy) program the FDA has noted that we may have challenges demonstrating comparability between data collected at one manufacturing facility using bone marrow and data collected at another manufacturing facility using bone marrow or peripheral blood, and both the FDA and the EMA have advised us that they will require clinical data using drug product that has been cryopreserved as part of our planned BLA and MAA submissions for OTL-103 for WAS.

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

In certain conditions, such as MLD and ADA-SCID, the potency of a product candidate may be directly measured through enzymatic activity; however, for an intracellular protein such as WAS, developing an assay is more complex.  We are therefore working with the FDA and EMA to develop appropriate approaches to assess the drug product potency of  OTL-103 for the treatment of WAS.  However, COVID-19-related restrictions to laboratory access at our facilities and those of our third-party service providers have delayed and may continue to delay the timeline for such development. If an adequate potency assay for a product candidate, such as OTL-103, is not available, if COVID-19-related restrictions to laboratory access persist, or if the FDA, EMA or other regulatory authority require additional tests or recommend a different approach to support the potency of any of our product candidates, regulatory approval for any such product candidates, if any, will be delayed, and such regulators might request additional clinical data to support comparability analysis. Similarly, if one or more of these regulatory authorities does not accept that our drug product manufactured with HSCs derived from the patient’s mobilized peripheral blood is comparable to drug product manufactured with HSCs derived from the patient’s bone marrow, any regulatory approval would be limited to drug product manufactured with HSCs derived from the patient’s bone marrow until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials. In April 2020, the FDA advised us that we may need to generate additional data to demonstrate the comparability of our OTL-200 drug product derived from the patient’s mobilized peripheral blood and the OTL-200 drug product derived from the patient’s bone marrow, and that the data provided to date are inadequate to determine if the two materials are comparable.  Further, the FDA requested that we provide data that demonstrates the comparability of the different OTL-200 product formulations used across our trials. Failure to demonstrate such comparability, or if we are required to conduct additional testing or additional clinical trials, potentially at additional sites, would delay any marketing authorization and adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

Our focus on developing our current product candidates may not yield any commercially viable products, and our failure to successfully identify and develop additional product candidates could impair our ability to grow.

As part of our strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. Even if we receive approval of a product candidate, we may not achieve commercial success for a variety of factors, including failure to achieve market acceptance in the medical community and the availability of third-party insurance coverage or reimbursement. For example, we received full, or standard, marketing authorization for Libmeldy in December 2020 in the European Union and are preparing to launch the commercialization of Libmeldy in Europe in the first half of 2021, but there is no assurance that our commercialization efforts will be successful or that our pricing assumptions or our assumptions about the size of the anticipated patient population will prove to be accurate. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in May 2020, we announced our decision to reduce investment in the development of OTL-101 for ADA-SCID and OTL-300 for TDT and to focus on other product candidates in our pipeline and new research and development efforts in less rare diseases. Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize OTL-101 or OTL-300, and if we choose to reprioritize OTL-101 or OTL-300 in the future, we may experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

Because our internal research capabilities are limited, we may be dependent upon biotechnology companies, academic scientists and other researchers to sell or license product candidates, approved products or the underlying technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising product candidates and products.

In addition, certain of our current or future product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to existing, approved therapies, such as bone marrow transplantation or enzyme replacement therapy. We may never succeed in demonstrating efficacy and safety of our product candidates or any future product candidates in clinical trials or in obtaining marketing approval thereafter. Accordingly, our focus on treating rare diseases may not always result in the discovery and development of commercially viable products.

If we are unsuccessful in our development efforts, we may not be able to advance the development of our product candidates, commercialize products other than Strimvelis and Libmeldy, raise capital, expand our business or continue our operations.

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

For example, although sustained clinical activity has been observed in clinical trials to date for Libmeldy (OTL-200) and OTL-103 for WAS, follow-up in each of these clinical trials is ongoing and there can be no assurance that the results, in each case as of the applicable primary endpoint measurement date, seen in clinical trials of any of our product candidates ultimately will result in success in clinical trials or provide adequate support for marketing approvals by the FDA in the case of Libmeldy, and by the FDA or EMA in the case of OTL-103, without conducting further clinical trials.  These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future trials involving our product candidates. There is limited data concerning long-term safety and efficacy following treatment with our product candidates. For example, OTL-202 for mucopolysaccharidosis type III-B, or MPS-IIIB, has not yet been tested in humans. These and any of our other product candidates may fail to adequately demonstrate safety and efficacy in clinical development despite positive results in preclinical studies. Our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these trials will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. As a result of the COVID-19 global pandemic, certain of our clinical sites have partially shifted and may continue to shift significant resources to patients with COVID-19, which extended the enrollment timeline of our OTL-201 clinical trial by three months and provided challenges for patient follow-up visits for all programs. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;
•	delays in recruiting suitable patients and in sufficient volume to participate in our clinical trials;
•	imposition of a clinical hold by regulatory agencies;
•	failure by our academic partners, CROs, other third parties or us to adhere to clinical trial protocol and recordkeeping requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical trial sites or patients dropping out of a study;
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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may similarly experience delays in their regulatory activities due to the COVID-19 pandemic.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by the EMA or other regulatory authorities in other countries or jurisdictions, and approval by the EMA or another regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. For example, though we received full, or standard, marketing authorization of Libmeldy (OTL-200) by the European Commission in December 2020, there is no guarantee that we will receive approval by the FDA.  Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit an MAA to the EMA for approval of our product candidates in the European Union but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the Exit Day), however there was an initial transition period during which European Union medicines legislation continued to apply in the United Kingdom. This transition period ended on December 31, 2020 but United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement (the TCA), which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. Under the terms of the TCA, the European Union and Great Britain have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, Great Britain will now no longer be covered by the centralized procedure for obtaining EEA-wide marketing authorizations for medicinal products (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland), and a separate process for authorization of medicinal products will be required, resulting in an authorization covering the United Kingdom or Great Britain only. Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Most of the clinical trials for our product candidates conducted to date were conducted at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, most of the clinical trials conducted on our product candidates have been conducted outside the United States. For example, we do not yet have an IND open in the United States for OTL-203 for MPS-I or OTL-300 for TDT. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, as noted in the risk factor immediately above. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, due to study design or otherwise, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Further, without an IND open in the United States, we forego more frequent interactions and dialogue with FDA regarding the design and conduct of our trials as well as product comparability, which may delay or halt the development of our product candidates later in development should FDA later disagree with the design or conduct of our trials or product comparability approach.

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

The FDA and comparable other regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. OTL-101 for ADA-SCID has received a Breakthrough Therapy designation from the FDA, OTL-200 for MLD and OTL-103 for WAS received RMAT designation from the FDA and both OTL-300 for TDT and OTL-203 for MPS-I received a Priority Medicines, or PRIME, designation from EMA.  Despite these designations, there can be no assurance that we will successfully obtain these or other designations for any of our other product candidates. In addition, while such designations could expedite the development or review process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, the FDA has granted Rare Pediatric Disease designation to Strimvelis, OTL-101 for ADA-SCID, OTL-200 for MLD, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-I, and we may seek Rare Pediatric Disease designation for some of our other product candidates. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Under the FDA’s Rare Pediatric Disease Priority Review Voucher, or PRV, program, upon the approval of a BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent new drug application or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with potential for PRVs to be granted through September 30, 2026. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for Libmeldy (OTL-200), OTL-101 for ADA-SCID, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-I and qualify for such a PRV, the program may no longer be in effect at the time or the value of any such PRV may decrease such that we are may not be able to realize the benefits of such PRV.

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

We have sought and received orphan drug designation for Libmeldy (OTL-200), OTL-101 for ADA-SCID, OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-I from the FDA, and for OTL-300 for TDT from the EMA, but we may be unable to obtain orphan drug designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EEA, EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EEA. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EEA would be sufficient to justify the necessary investment in developing the drug or biologic product. In either case, the applicant for orphan designation must also demonstrate that no satisfactory method of diagnosis, prevention, or treatment for the condition has been authorized (or, if a method exists, the new product would be a significant benefit to those affected compared to the product available).

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EEA. The exclusivity period in the EEA can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

As part of its marketing authorization process, the EMA may grant marketing authorizations for certain categories of medicinal products on the basis of less complete data than is normally required, where the benefit of immediate availability of the medicine outweighs the risk inherent in the fact that additional data are still required or in the interests of public health. In such cases, it is possible for the CHMP to recommend the granting of a marketing authorization, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional marketing authorization. This may apply to medicinal products for human use that fall under the jurisdiction of the EMA, including those that aim at the treatment, the prevention, or the medical diagnosis of seriously debilitating or life-threatening diseases and those designated as orphan medicinal products.

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

•	the risk-benefit balance of the medicinal product is positive;
•	it is likely that the applicant will be in a position to provide the comprehensive clinical data post-authorization;
•	unmet medical needs will be fulfilled; and
•	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

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

Libmeldy, Strimvelis and any of our product candidates for which we obtain regulatory approval will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. For example, as a post-marketing commitment, we are continuing to follow patients in the OTL-200 clinical development program for up to 15 years, and data will be presented to regulators at agreed points in order to further characterize the long-term efficacy and safety of Libmeldy, particularly in the early symptomatic early juvenile population.  For an example of adverse event reporting, in October 2020 we notified the EMA and relevant local European regulatory authorities after we became aware that a patient treated with Strimvelis under a compassionate use program in 2016 had been diagnosed with leukemia.

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

Risks related to manufacturing and supply

Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience, and we rely on third party manufacturers that are often our single source of supply. We could experience manufacturing problems that result in delays in the development or commercialization of our commercial products or our product candidates or otherwise harm our business.

Biological products are inherently difficult to manufacture, and gene therapy products are complex biological products, the development and manufacture of which necessitates substantial expertise and capital investment. Libmeldy, Strimvelis and our product candidates are individually manufactured for each patient using complex processes in specialized facilities. Our production process requires a variety of raw materials, some of which are highly specialized, including the viral vector that encodes for the functional copy of the missing or faulty gene to treat a specific disease. Some of these raw materials have limited and, in some cases, sole suppliers. Even though we plan to have back-up supplies of raw materials whenever possible, we cannot be certain such supplies will be sufficient if our primary sources are unavailable. A shortage of a critical raw material or a technical issue during manufacturing may lead to delays in clinical development or commercialization of our product candidates. Additionally, each manufacturing batch must meet certain analytical specifications to be released and production difficulties caused by unforeseen events may delay the availability of one or more of the necessary raw materials or delay the manufacture of our product candidates for use in clinical trials or for commercial supply. As a result of the COVID-19 global pandemic, some of our CDMOs have experienced, and are likely to continue to experience, delays and other direct impacts at their manufacturing sites as a result of travel restrictions, shelter-in-place policies or restrictions and other disruptions caused by the pandemic.

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

Before we can begin to commercially manufacture our viral vector or product candidates in a CDMO facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility in which manufacturing is performed. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre-approval inspection of our CDMOs manufacturing facility by the FDA and other relevant regulatory authorities before any of our gene therapy product candidates can obtain marketing approval. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of incomplete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Our viral vectors and drug products are manufactured using technically complex processes in specialized facilities, sometimes using specialized equipment with highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our gene therapies, subjects us to manufacturing risks. While viral vectors and drug product released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following their release. In addition, process deviations or unanticipated effects of approved process changes may result in viral vector and/or drug product not complying with stability requirements or specifications. Our viral vectors and drug product must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, our viral vectors and drug products’ remaining shelf-lives could be impaired or their efficacy and safety could be negatively impacted, making them no longer suitable for use. For example, patients’ cellular material must be received by the manufacturing facility typically within three days after collection, and our gene therapy must be received by the clinical site typically within ten days after shipping from the manufacturing facility. The occurrence, or suspected occurrence, of manufacturing and distribution difficulties can lead to lost inventories and, in some cases, product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches. Any interruption in the supply of finished products, due to transportation or other delays, including delays or disruptions resulting from the impact of the COVID-19 pandemic, or the loss thereof could hinder our ability to timely distribute our products and satisfy customer demand. Any unforeseen failure in the storage of the viral vectors or drug products or loss in supply could delay our clinical trials and result in a loss of our market share for our commercial products or our product candidates, if approved, and negatively affect our business, financial condition, results of operations and prospects.

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

We have entered into licensing and collaboration agreements with third parties, including the GSK Agreement, pursuant to which GSK transferred to us Strimvelis, Libmeldy (OTL-200), OTL-103 for WAS and OTL-300 for TDT. In addition, GSK novated to us their R&D and collaboration and license agreement, or the R&D Agreement, with Telethon-OSR. These agreements impose, and we expect that future license agreements will impose, various due diligence, milestone payment, royalty, insurance and other obligations on us. The termination of these agreements could result in our loss of rights to practice the intellectual property licensed to us under these agreements and could compromise our development and commercialization efforts for our current or any future product candidates.

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

We are not and will not be able for the foreseeable future to independently manufacture material for our planned clinical programs or our commercial supply, of Libmeldy, Strimvelis or any other product for which we obtain marketing approval. We currently rely on our CDMOs and in some cases academic partners for the production of our viral vectors and product candidates for our ongoing registrational and clinical trials and preclinical studies. For future clinical trials and for Libmeldy and other products for which we obtain marketing approval, if any, we intend to utilize materials manufactured by CDMOs. If our academic partners or these CDMOs do not successfully carry out their contractual duties, meet expected deadlines or manufacture our viral vector and product candidates in accordance with regulatory requirements or if there are disagreements between us and our academic partners or these CDMOs, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support approval of our product candidates or the FDA, EMA or other regulatory agencies may refuse to accept our clinical or preclinical data. In such instances, we may need to enter into an appropriate replacement third-party relationship, which may not be readily available or available on acceptable terms, which would cause additional delay or increased expense prior to the approval of our product candidates and would thereby have a negative impact on our business, financial condition, results of operations and prospects.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals of our product candidates or commercialization of our commercial products or product candidates, if approved, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our preclinical studies and clinical trials may be delayed.

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

Because we currently rely on third parties to manufacture our vectors and our commercial products and product candidates, and because we collaborate with various organizations and academic institutions on the advancement of our gene therapy approach, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets.

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

Risks related to commercialization of our product candidates

If we are unable to establish effective sales and marketing capabilities or enter into agreements with third parties to market, sell and gain reimbursement for Libmeldy and our product candidates that may be approved, we may not be successful in commercializing Libmeldy or our product candidates if and when approved, and we may be unable to generate any product revenue.

We intend to commercialize our product candidates, if approved, in the United States, Europe, and other markets, and we are currently undertaking preparations for our commercial launch of Libmeldy in Europe. We intend to commercialize Libmeldy and our other product candidates, if approved, directly with specialized teams, given the relative rarity of the indications we are targeting. Although we have substantially built out our initial commercial infrastructure in preparation for our commercial launch of Libmeldy in Europe, we are continuing to build out our commercial capabilities and infrastructure and have a limited marketing and sales team for the marketing, sales and distribution of Strimvelis, Libmeldy and our product candidates, if approved. In order to commercialize Libmeldy, Strimvelis, if sales resume, and OTL-103 for WAS, if approved, or any of our other product candidates that may be approved, we must continue to build and expand, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we are unable to establish sufficient commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.

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

Factors that may inhibit our efforts to commercialize Libmeldy and our product candidates, if approved, on our own include:

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

In addition, we will need to commit significant additional management and other resources to maintain and grow our sales organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment.

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

If we are unable to expand our market development capabilities or enter into agreements with third parties to market, sell and gain reimbursement for Libmeldy and any of our product candidates for which we obtain marketing approval, we will be unable to generate any product revenue.

To successfully commercialize Libmeldy and any products that may result from our development programs, we need to continue to expand our market development capabilities, either on our own or with others. The development of our own marketing capabilities is, and will continue to be, expensive and time-consuming and could delay any product launch, including our planned launch of Libmeldy in Europe in the first half of 2021. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates, if approved. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We face significant competition in our industry and there can be no assurance that our commercial products or our product candidates, if approved, will achieve acceptance in the market over existing established therapies. In addition, our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize any of our product candidates.

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

We rely primarily on know-how and trade secret protection for aspects of our proprietary technologies, Libmeldy, Strimvelis and our product candidates. We do not have any issued patents covering Libmeldy, Strimvelis or our product candidates, and only one patent family with patent applications pending in the United States and Europe with patent claims directed to our OTL-101 product candidate and its use in the treatment of ADA-SCID. This means that barriers to entry that typically apply in the case of pharmaceutical and biopharmaceutical companies with issued patents covering aspects of their proprietary technologies, products and product candidates, such as composition of matter claims, will generally not apply to our commercial products or our product candidates, and this may expose us to competition from other biopharmaceutical companies, particularly those companies that possess greater financial resources and more mature product candidate development, manufacturing, marketing and distribution resources than we do. Although our product candidates, if approved, may be eligible for marketing and/or data exclusivities in, for example, the United States and Europe, these exclusivities would not prevent another biopharmaceutical company from conducting its own clinical trials to develop and seek regulatory approval of a competitive product. We are not the only company that is developing and commercializing products using a lentiviral-based autologous ex vivo gene therapy approach, and these competitive approaches may be comparable or superior to our approach. One or more of these companies may seek to develop products that compete directly with our commercial products or one or more of our product candidates, the result of which could have a material adverse effect on our business.  In addition, many universities and private and public research institutes are active in our target disease areas.

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

If the size and value of the market opportunities for our commercial products or product candidates are smaller than our estimates, or if we have difficulty in finding patients that meet eligibility requirements for Libmeldy, Strimvelis or any of our product candidates, if approved, our product revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for immunological disorders and inherited neurometabolic and neurodegenerative genetic disorders. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for ultra-rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we advance our product candidates towards commercialization, learn more about market dynamics and engage with regulators on potential marketing approvals, our view of the initial potential market opportunity for our products will become more refined.  In some cases, the approved label may initially be directed to a narrower patient population with the opportunity to expand the label upon submission of additional clinical data. For example, in the case of Libmeldy, we are now initially focused primarily on annual incidence of the disease, and in the case of OTL-103 for WAS we are initially focused primarily on prevalence of the disease. In each case this means the initial market opportunity for these product candidates may be smaller than the total addressable market opportunity that could be achieved over time.  If we are unable to advance product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, for instance, because of a lack of newborn screening or diagnostic initiatives, inadequate disease awareness among healthcare providers, or otherwise, we may not address the entirety of the opportunity we are seeking. As a result, patients may be difficult to identify and access, the addressable patient population in the United States, Europe and elsewhere may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We expect the cost of a single administration of gene therapy products, such as those we are developing, to be substantial, when and if they achieve market approval. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as stem cell transplants. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be covered and paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payors. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a payor not to cover our gene therapies could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

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

Risks related to the impact of COVID-19

Business interruptions resulting from the COVID-19 pandemic or similar public health crises have caused and may cause or continue to cause a disruption to the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks can adversely impact our business. The COVID-19 global pandemic is continually evolving, and to date has caused significant disruptions to the U.S. and global economies, has contributed to significant volatility and negative pressure in financial markets, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have impacted various aspects of our business and our operations and are likely to continue to impact our operations. The extent to which the COVID-19 global pandemic impacts our operations, or those of our third-party partners, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the duration of the pandemic and related disruptions as a result of “shelter-in-place” orders or similar mandatory or voluntary restrictions, renewed outbreaks in the future, including of novel strains of the virus, the ability to distribute and deliver approved vaccines on a timely basis and the effectiveness of such vaccines, new information that may emerge concerning the severity of the pandemic and other actions to contain the coronavirus or treat its impact, among others.

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

Trial procedures (particularly any procedures that may be deemed non-essential), patient dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to the above factors or other reasons related to the pandemic. Furthermore, if the coronavirus, including new strains of the virus, continues to spread, or recurs in the future, or if approved vaccines are not as effective as anticipated or are significantly delayed in being administered, some patients and clinical investigators may not be able to comply with clinical trial protocols or we may see increased rates of patients withdrawing from any planned clinical trial following enrollment, including as a result of contracting COVID-19, quarantines or other travel limitations (whether voluntary or required), which may impede patient movement, affect access to trial sites, or interrupt healthcare services. Moreover, follow-up visits associated with our active clinical trials are in most cases being conducted using alternative data collection approaches due to COVID-19 travel and other trial site limitations. Though we are following the FDA, EMA, and certain country-specific guidance on the management of clinical trials during the COVID-19 pandemic, we may also utilize other alternative approaches that may not be as effective as traditional approaches, and regulatory bodies, such as the FDA and EMA, may not approve such data collection techniques and may consider the data collected during the COVID-19 pandemic insufficient support for the relevant regulatory filings. Additionally, we have experienced and anticipate that the COVID-19 pandemic may continue to result in regulatory delays, such as delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals. The pandemic may also result in greater regulatory uncertainty. For example, while the FDA and EMA have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including remote monitoring, protocol deviations and adverse event reporting, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance and the adequacy of the data collected during the COVID-19 pandemic to support regulatory filings. Any disruption or delay in our ability to complete preclinical and clinical development of our product candidates could impair our ability to successfully gain regulatory approval for and ultimately commercialize our product candidates and may harm our business and results of operations.

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

In addition, the COVID-19 pandemic initially impacted our ability to generate revenue from the sale of Strimvelis, as Ospedale San Raffaele, Milan, Italy, the treatment site for Strimvelis, postponed scheduling and treating non-urgent patients with the therapy for approximately three months. Although we derive limited revenue from sales of Strimvelis, a prolonged postponement of treatments would significantly reduce our sole source of product revenue. The COVID-19 pandemic may also result in a diversion of payor or government resources away from health technology assessment, reimbursement or market access activities, which could delay our efforts to commercialize Libmeldy in the EU.

The extent to which the COVID-19 pandemic impacts our business, and our clinical development and regulatory efforts, as well as our supply chain, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, our research programs, healthcare systems or the global economy as a whole. However, these effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, which may in turn also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

Our future results will suffer if we do not effectively manage our expanded operations as a result of our acquisition of Strimvelis, Libmeldy (OTL-200), OTL-103 for WAS, OTL-203 for MPS-I and OTL-300 for TDT or of future acquisitions or strategic transactions.

We acquired worldwide rights to Libmeldy (OTL-200), Strimvelis, OTL-103 for WAS and OTL-300 for TDT in April 2018 pursuant to the GSK Agreement, and worldwide rights to OTL-203 for MPS-I in May 2019 pursuant to an exclusive licensing agreement with Telethon-OSR. The GSK Agreement significantly changed the composition of our operations, markets and product candidate mix, and we are continuing to adapt our organization to support these acquisitions. For example, in May 2020, we announced a reduction of the investment in and scope of our OTL-101 and OTL-300 programs and, based on the reallocation of capital, we have determined to prioritize other programs, including research and development projects in less rare indications. Our future success depends, in part, on our ability to continue to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

Our failure to adequately address the financial, operational or legal risks of our acquisition of the rights to Libmeldy, Strimvelis, OTL-103 for WAS, OTL-203 for MPS-I and OTL-300 for TDT, or any future acquisitions, license arrangements, or other strategic transactions related to our current or future product candidates could harm our business. Financial aspects of such future transactions that could alter our financial position, or operating results include:

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of Libmeldy, Strimvelis or our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical trials and the sale of Strimvelis and planned sales of Libmeldy or any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. For example, in October 2020, we were notified that a patient treated with Strimvelis under a compassionate use program in 2016 had been diagnosed with leukemia. Subsequent findings confirmed that the patient’s leukemia was due to insertional oncogenesis attributable to treatment with Strimvelis, though the CHMP concluded that the risk-benefit balance remains favorable. If we cannot successfully defend against product liability claims, including any claims related to treatment with Strimvelis, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Security incidents have become more prevalent across industries and may occur on our systems, or on the systems of our third parties service providers.  These security incidents may be caused by or result in but are not limited to security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from service providers we use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our or our service providers’ employees. Although we have taken a number of measures to detect, effectively remediate and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective.

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

In May 2020, we undertook an organizational restructuring that reduced our workforce by approximately 25%, including the closure of our Menlo Park, California office. We also decided to discontinue building out our leased manufacturing facility in Fremont, California, despite having devoted costs and resources to the project, which may not be recouped, and despite incurring wind down costs associated with abandoning the construction. We have recorded $5.7 million in non-cash impairment charges associated with the Fremont operating lease right-of-use asset, design costs classified as construction-in-process, and laboratory equipment at our Menlo Park facility. In December 2020, we entered into a sublease agreement with an unrelated third-party whereby we subleased the entire Fremont facility to such third party. The sublease is for the entire remaining term of lease.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. Pending review, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA.

Further, since January 2017, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Congress may consider other legislation to replace elements of the ACA.

Additionally, in January 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on non-exempt medical devices. However, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future. Further, the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Thus, the full impact of the ACA, any law replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the CARES Act, and subsequent legislation, these reductions are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, there has been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Further, on July 24, 2020 and September 13, 2020, President Trump signed several Executive Orders aimed at lowering drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Additionally, on November 20 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model  under which  Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027.  The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

We are subject to the UK Bribery Act 2010, or the Bribery Act, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.

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
•

Many states in the United States have enacted laws that regulate the privacy and/or security of certain types of personal information. For example, in California the California Consumer Protection Act (CCPA), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. After a delay, the CCPA became subject to enforcement as of July 1, 2020. Although clinical trial data and protected health information subject to HIPAA are currently exempt from CCPA, we may be subject to the CCPA with respect to other personal information regarding California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

•

Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

•

Certain other state laws impose similar privacy obligations and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Recent events in the UK may further complicate our data protection compliance efforts in Europe. Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU as of January 1st, 2021, the GDPR has been incorporated into UK domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (‘UK GDPR’). UK-based organizations doing business in the EU will need to continue to comply with the EU GDPR. Further, there is uncertainty with regard to how data transfers to and from the UK will be regulated. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the United Kingdom’s exit from the EU (“Brexit”) on January 31, 2020 and the expiry of the subsequent transition period on December 31, 2020, the GDPR has been brought into UK law as the ‘UK GDPR’; however, there may be further developments about the regulation of particular issues such as UK-EU data transfers. A bridging mechanism is currently in place between the UK and the EU to enable the free flow of data until an adequacy decision by the European Commission regarding the UK can be put in place. However, if we engage in personal data processing activities that cause us to be subject to UK data protection law, we may be required to take steps to ensure the lawfulness of our data transfers in the future.

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

As a company based partly in the United Kingdom and EU countries, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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
•

changes in a specific country’s or region’s political or economic environment, including the implications of the recent decision of the eligible members of the UK electorate for the United Kingdom to withdraw from the European Union;

•	trade protection measures, import or export licensing requirements or other restrictive actions by governments;
•	differing reimbursement regimes and price controls in certain non-U.S. markets;
•	negative consequences from changes in tax laws or practice;
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

We are highly dependent on the intellectual property and data licensed to us by third parties that are important or necessary to the development of our technology and products and product candidates, including technology related to the manufacture and use of our products and product candidates. In particular, we do not own any patents or patent applications and have not in-licensed any issued patents related to Strimvelis, Libmeldy or any of our lead product candidates. We have in-licensed one U.S. patent application and a counterpart European patent application, know-how and data from UCLA and UCL Business plc, or UCLB, relating to OTL-101 for ADA-SCID. In addition, we have in-licensed certain know-how and data from GSK and Telethon-OSR, relating to Strimvelis, OTL-103 for WAS, Libmeldy, and OTL-300 for TDT, certain know-how and data from Telethon-OSR relating to OTL-203 for MPS-I, and certain other intellectual property for our clinical and preclinical programs. Any termination of these license rights could result in the loss of significant rights and could harm or prevent our ability to commercialize our products and product candidates.
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

We currently do not own any issued patents related to Strimvelis, Libmeldy or our lead product candidates. Certain intellectual property related to Strimvelis, Libmeldy and all of our product candidates are in-licensed from third parties but we have not in-licensed any issued patents related to Strimvelis, Libmeldy or any of our product candidates, except for OTL-101 for which we have in-licensed a U.S. patent and its counterpart European patent from The Regents of the University of California and University College London. In certain situations and as considered appropriate, we and our licensors have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States relating to current and future products and product candidates that are important to our business. However, we cannot predict whether the patent applications currently being pursued will issue as patents, whether the claims of any resulting patents will provide us with a competitive advantage or prevent competitors from designing around our claims to develop competing technologies in a non-infringing manner, or whether we will be able to successfully pursue patent applications in the future relating to our current or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

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

Competitors may infringe, misappropriate or otherwise violate patents, trademarks, copyrights or other intellectual property that we own or in-license. To counter infringement, misappropriation or other unauthorized use, we may be required to file claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived violators could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.

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

Risks related to ownership of our securities

The market price of our ADSs may be highly volatile and may fluctuate due to factors beyond our control.

The trading price of our ADSs has fluctuated and is likely to continue to fluctuate significantly.  The market price of our ADSs depends on a number of factors, some of which are beyond our control. In addition to the factors discussed in this “Item 1.A.—Risk Factors” and elsewhere in this Annual Report, these factors include:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	an inability to obtain additional funding;
•	failure by us to successfully develop and commercialize our product candidates;
•

failure by us to adequately scale our manufacturing capabilities and commercial and sales organization to succeed in our commercialization efforts of Libmeldy and to achieve our expected timeline of commencing sales of Libmeldy;

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

Based upon our ordinary shares outstanding as of December 31, 2020, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 51% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Sales of a substantial number of our ADSs in the public market could occur at any time or the perception in the market that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of December 31, 2020, we have outstanding 98,283,603 ordinary shares. The holders of up to 24,699,842 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, 14,539,643 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares as of December 31, 2020 under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting and, once we are no longer a “smaller reporting company”, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the

SEC or other regulatory authorities or to shareholder litigation, which could have an adverse impact on the market price or our ADSs and cause us to incur additional expenses.

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

We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the UK Companies Act 2006, or the Companies Act, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “smaller reporting company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We will qualify as a “smaller reporting company” if the market value of our ADSs held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of the last business day of our most recently completed second fiscal quarter. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Risks related to taxation

Changes in tax law could adversely affect our business and financial condition.

We conduct business globally. The tax treatment of the company or any of the group companies could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.

In December 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or TCJA, which makes significant changes to the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation and other changes that may impact our operations, in particular the operations of our wholly-owned U.S. subsidiary, Orchard Therapeutics North America. Regulatory guidance under the TCJA is and continues to be forthcoming, and such guidance could impact our business and financial condition.

In response to the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020. The CARES Act lifts certain limitations originally imposed by the TCJA. These include that corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years to recover taxes paid in prior years. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Additionally, taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020.

We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

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

Our transfer pricing arrangements are not generally binding on applicable tax authorities. The price charged for products, services, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities, resulting in additional tax liability, interest, and/or penalties. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a ‘‘permanent establishment’’ under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.

A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, for example where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable, or result in other liabilities.

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

We believe that we were not a CFC in the 2020 taxable year, however, we may become a CFC in a subsequent taxable year. If we are classified as both a CFC and a passive foreign investment company, or PFIC (as discussed below), we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

We do not believe that we were a PFIC in the 2020 taxable year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. As a result, there can be no assurance regarding if we currently are treated as a PFIC, or may be treated as a PFIC in the future. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

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

We may be unable to use UK net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable UK tax legislation.

As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. As of December 31, 2020, we had cumulative carryforward tax losses of $390.1 million. Subject to numerous utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the Company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 will be limited each year to £5.0 million plus an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a company that carries out extensive research and development activities, we seek to benefit from two UK research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carried forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. Our eligibility to claim payable research and development tax credits may be limited or eliminated because we may no longer qualify as a small or medium-sized company. We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenues from patented products (and other qualifying income) to be taxed at an effective rate of 10%. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenues and royalties could be taxed at this tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the UK research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected.

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

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as Brexit. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the Exit Day). A post-Brexit transition period, or the Transition Period, started on the Exit Day and expired on December 31, 2020. During the Transition Period, most laws of the European Union continued to apply to the United Kingdom while the future relationship between the United Kingdom and the European Union was formally negotiated. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards however there are still many uncertainties.

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

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. As a result of Brexit, the EMA, formerly situated in London, relocated to Amsterdam. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and EU’s intertwined legal regimes as to how Brexit, now that the Transition Period has expired, will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. The impact will largely depend on the model and means by which the United Kingdom’s relationship with the European Union is governed post-Brexit. For example, now that the Transition Period has expired, Great Britain will no longer be covered by the centralized procedures for obtaining EEA-wide marketing authorization from the EMA, and a separate process for authorization of drug products, including our product candidates, will be required in Great Britain resulting in an authorization covering the United Kingdom or Great Britain only. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a UK marketing authorization. A separate application will, however, still be required. The MHRA has published a series of guidance notes on how the process for authorization of medicines will now work, however exactly what implications this will have in practice remain unclear. As a result, we cannot predict the extent of the impact that Brexit will have on (i) the marketing of pharmaceutical products, (ii) the process to obtain regulatory approval in the United Kingdom for product candidates or (iii) the award of exclusivities that are normally part of the EU legal framework (for instance Supplementary Protection Certificates, Pediatric Extensions or Orphan exclusivity). Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.

Brexit may also result in a reduction of funding to the EMA if the United Kingdom no longer makes financial contributions to European institutions, such as the EMA. If UK funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results of operations or prospects.

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

As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our ADSs. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility. Lack of clarity about future UK laws and regulations as the United Kingdom determines which European Union rules and regulations to replicate or replace with its own rules and regulations (which may result in significant divergence from European rules and regulations), including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital.

If other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the EEA overall could be diminished or eliminated. The long-term effects of Brexit will depend on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the European Union, take effect in practice.

Such a withdrawal from the European Union is unprecedented, and it is unclear how the restrictions on the United Kingdom’s access to the European single market for goods, capital, services and labor within the European Union, or single market, and the wider commercial, legal and regulatory environment, will impact our United Kingdom operations. and customers.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The United Kingdom will lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in the European Union and the EEA more difficult.  Even prior to any change to the United Kingdom’s relationship with the European Union, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our ADSs.

Legal, political and economic uncertainty surrounding the United Kingdom’s withdrawal from the European Union may be a source of instability in international markets, create significant currency fluctuations and risks of additional taxation, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit, now that the Transition Period has expired, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the expiry of the Transition Period, Great Britain will no longer be covered by the centralized procedures for obtaining EEA-wide marketing and manufacturing authorizations from the EMA (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of drug products will be required in Great Britain resulting in an authorization covering Great Britain only. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union following Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). It is possible, now that the Transition Period has expired, that the application of charges to stamp duty and stamp duty reserve tax to issues or transfers of our ordinary shares to depositary receipt systems or clearance services could be affected. Although under current law and Her Majesty’s Revenue & Customs published practice it is not expected that any stamp duty or stamp duty reserve tax, or SDRT, would arise in respect of any issue or transfer of our ordinary shares into a clearance service or depositary receipt system where it forms an integral part of capital raising, it is possible, now that the Transition Period has expired, that existing legislation (which was not previously enforceable but which the Government indicated in April 2017 and HMRC confirmed in their January 2021 Newsletter would not be applied following Brexit) could be applied, for example in the event of a change in Government policy, such that stamp duty and/or SDRT would apply in respect of any issue or transfer of our ordinary shares occurring thereafter including in respect of an issue or transfer which is integral to the raising of capital. In this event, we may be expected to bear any such stamp duty or SDRT (which, based on the existing legislation would be charged, in effect, at the rate of 1.5% of the value of the ordinary shares so issued or transferred). Any such charge would therefore represent an additional cost of our seeking to raise additional capital through further issuances of our ordinary shares.

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

The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the United Kingdom. In addition, uncertainty exists as to whether UK courts would entertain original actions brought in the United Kingdom against us or our directors or senior management predicated upon the securities laws of the United States or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of the United Kingdom as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If an English court gives judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the English court discretion to prescribe the manner of enforcement.

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

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices known as “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, in July 2017, the Chief Executive of the UK Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As a result, it appears highly likely that LIBOR will be discontinued or modified by 2021.

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

Because we are no longer an “emerging growth company,” as defined in the JOBS Act, we may incur additional expenses and devote increased management time to compliance with additional disclosures that are applicable to companies that are not emerging growth companies.

From our initial public offering until December 31, 2019, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. While we were an emerging growth company, we were permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These included, without limitation, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. Because we ceased to be an emerging growth company effective as of December 31, 2019, we expect to incur additional expenses and to devote increased management time toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

Even though we no longer qualify as an emerging growth company, we will qualify as a “smaller reporting company” if the market value of our ADSs held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of the last business day of our most recently completed second fiscal quarter, which would allow us to take advantage of many of the same exemptions from disclosure requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities

Our principal office is located at 108 Cannon Street, London EC4N 6EU, United Kingdom. We lease approximately 14,000 square feet of office space at this location and our lease for this location extends through January 2023. We also lease approximately 14,000 square feet of office space in Boston, Massachusetts, our U.S. Headquarters.

In December 2018, we entered into an agreement to lease approximately 153,000 square feet of manufacturing and office space in Fremont, California. This lease extends through May 2030. We have abandoned plans to build-out the facility and have subleased the facility to a third-party for the remainder of the lease term.

We believe that suitable additional or substitute space will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2020, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Ordinary Shares and ADSs

Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.10 per share, of Orchard Therapeutics plc. An ADS may be evidenced by an American Depositary Receipt issued by Citibank, N.A. as depositary bank.  Our ADSs have been listed and traded on The Nasdaq Global Select Market under the symbol “ORTX” since October 31, 2018.  As of February 25, 2021, there were approximately 73 holders of record of our ordinary shares, nominal value £0.10 per share, one holder of record of our non-voting ordinary shares, nominal value £0.10 per share, and one holder of record of our ADSs.  The closing sale price per ADS on The Nasdaq Global Select Market on February 26, 2021 was $6.94.

Sales of Unregistered Securities

Pursuant to the terms of our consultancy agreement with Gene Therapy Consulting S.r.l., on December 13, 2020 we issued 22,758 ordinary shares to Gene Therapy Consulting S.r.l. in connection with a milestone that was deemed to have been met on December 6, 2020. The offer, sale, and issuance of the shares is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

Item 6. Selected Financial Data.

Not applicable.

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

Business Overview

Orchard Therapeutics is a global gene therapy company dedicated to transforming the lives of people affected by rare diseases through the development of innovative, potentially curative gene therapies. Our ex vivo autologous hematopoietic stem cell (“HSC”) gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. We have one of the deepest and most advanced gene therapy pipelines in the industry spanning multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist. In May 2020, we began to execute on a new strategic plan intended to enable us to advance our corporate strategy while reducing overall operating expenses, including reducing our investment in the future development of OTL-101 for adenosine deaminase severe combined immunodeficiency (“ADA-SCID”) and OTL-300 for transfusion-dependent beta-thalassemia (“TDT”), among other measures.

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in our initial public offering (“IPO”) and follow-on offering, and convertible preferred shares. We have also financed our operations through proceeds from our senior term facilities agreement (the “Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”) and through proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

We have incurred significant operating losses since our inception. We will not generate revenue from product sales, except from potential future sales of Strimvelis, a commercial product we acquired in April 2018, and Libmeldy, for which we received full, or standard, marketing authorization by the European Commission in December 2020, unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates.

In December 2020, the European Commission granted full, or standard, marketing authorization for Libmeldy (OTL-200) (autologous CD34+ cell enriched population that contains HSPCs transduced ex vivo using a lentiviral vector encoding the ARSA gene for the treatment of early onset MLD characterized by biallelic mutations in the ARSA gene leading to a reduction of the ARSA enzymatic activity in children with i) late infantile or early juvenile forms, without clinical manifestations of the disease, or ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.  We expect to launch Libmeldy in Europe and generate product sales as early as the first half of 2021.

With the approval of Libmeldy in Europe, we are now focused on our transition from a primarily clinical development stage company to a commercial stage company. We plan to continue the implementation of our commercialization plan for Libmeldy and our near-term plans for commercialization include:

•	Enable patient identification via multi-pronged diagnostics initiatives and newborn screening in Europe and the U.S.;
•	Expand global footprint by qualifying leading centers with transplant and disease area expertise;
•	Leveraging cross-border and treatment abroad reimbursement pathways in Europe, Middle East, and Turkey;
•	Securing market access via multi-stakeholder engagement with various payment models.

Our net losses were $152.0 million and $163.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 we had an accumulated deficit of $605.6 million. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $191.9 million, excluding amounts held in escrow deposits. In February 2021, we completed a Private Placement of ordinary shares that resulted in $150.0 million in gross proceeds. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy, have placed significant restrictions on travel. While some restrictions have been relaxed since the beginning of the pandemic, many restrictions are still in place and in many areas renewed restrictions have recently been implemented. In the U.S. and UK, our office-based employees have been primarily working from home since March 2020. In September 2020, we opened our Boston and London offices to allow for limited access to employees in accordance with local ordinances. In December 2020, however, we closed our offices as the COVID-19 pandemic continued to escalate. Limitations on travel and other social distancing measures may have an effect on our preclinical and clinical activities and regulatory timelines. While our clinical sites are still treating and following up with patients in clinical trials, these centers are also devoting significant resources to patients with COVID-19, which could limit their ability to enroll additional patients in ongoing clinical studies. While we believe we have enrolled and treated enough patients to support regulatory filings for OTL-200 in the U.S., COVID-19-related impacts shifted the enrollment timeline for our OTL-201 trial for the treatment of MPS-IIIA by three months.

Travel and stay-at-home orders could adversely affect our contract manufacturers and third-party logistics providers. To date, our third-party contract development and manufacturing organization (CDMO) partners have continued to operate at or near normal levels. While we currently do not anticipate any interruptions, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers and CDMO partners’ ability to manufacture our products in development. The treatment site for Strimvelis, our European Medicines Agency-approved gene therapy for the treatment of ADA-SCID, initially postponed scheduling and treating any non-urgent patients with the therapy for approximately three months, from March to June 2020. We have reviewed the collectability and valuation of our assets through the date of financial statement issuance and did not identify any significant recoverability concerns or impairments. Any prolonged material disruptions to our employees, suppliers, CDMOs, vendors, or patients could impact our operating results and could lead to impairments. To date the Company has recorded impairments on long-lived assets that are due to a combination of a corporate restructuring and COVID-19 market impacts (see Note 9 of consolidated financial statements included in Item 15 of this Annual Report). The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although we anticipate there will be vaccines distributed widely in the near future our ability to access the capital markets could be impacted if there are future disruptions to capital markets.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section titled “Item 1A. Risk Factors” included in this report.

Components of our results of operations

Revenue

During the year ended December 31, 2020, we recognized $2.6 million in net product sales related to Strimvelis. Strimvelis is currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. While we expect that any future sales of Strimvelis will fluctuate quarter over quarter, we paused treating new patients with Strimvelis in October 2020 upon learning that a patient treated with the drug in 2016 under a compassionate use program was diagnosed with lymphoid T cell leukemia, a known risk factor for gammaretroviral vector-based gene therapy. We do not know when such treatments will resume, if at all. The EMA’s Committee for Medicinal Products for Human Use, or CHMP, reviewed the updated risk-benefit assessment of Strimvelis as part of its ongoing MAA renewal procedure, concluded that the risk-benefit balance remains favorable and recommended in February 2021 that the marketing authorization for Strimvelis be renewed for five years, allowing marketing of Strimvelis to resume. However, net product sales of $2.6 million for the year ended December 31, 2020, may not be representative of our sales for any future period. Our product candidate, Libmeldy, received approval from the EC in December 2020 and, if we are able to identify patients and secure reimbursement for our treatment, we may begin to generate revenue from the sale of Libmeldy in Europe in 2021.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued research and development expenses. United Kingdom research and development tax credits are recorded as an offset to research and development expense. Amortization of the Strimvelis loss provision is also recorded as an offset to research and development expense (See Note 2 of our consolidated financial statements included in Item 15 of this Annual Report). Restructuring costs associated with the non-cash impairment of our Fremont operating lease right-of-use asset, construction-in-process associated with the facility, and laboratory equipment in our California locations were recorded to research and development expense (see Note 9 of our consolidated financial statements included in Item 15 of this Annual Report).

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will remain consistent quarter over quarter for the near term as we continue to: (i) expedite the clinical development and continue to seek to obtain marketing approval for our lead product candidates, including OTL-200 in the U.S. for MLD and OTL-103 for WAS in the U.S. and Europe; (ii) initiate additional clinical trials for our product candidates, which may include OTL-102 for X-CGD, OTL-201 for MPS-IIIA, and OTL-203 for MPS-I; (iii) reduce our investment in and development expenses for OTL-101 for ADA-SCID and OTL-300 for TDT and reallocate those financial resources to other programs; (iv) seek to improve the efficiency and scalability of our outsourced manufacturing processes and supply chain; (v) build process development and analytical capabilities in the near term, and potential manufacturing capabilities in the longer term; and (vi) continue to discover and develop additional product candidates. For example, in April 2020, we announced that we intend to accelerate our research and development efforts for projects in less rare indications, including two new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease. We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

During the second quarter of 2020, we also took $5.7 million in non-cash charges to research and development expense associated with the impairment of construction-in-process associated with the Fremont manufacturing facility, partial impairment of the operating lease right-of-use asset for the Fremont facility (as described in Note 8 of our consolidated financial statements), and a write-down of laboratory equipment from our Menlo Park, CA facility.

The continued commercialization of Strimvelis, the success of our efforts to build a commercial infrastructure and commence sales of Libmeldy, and the successful development and commercialization of our other product candidates, if approved, is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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

•	maintaining marketing authorization and related post-marketing commitments for regulatory compliance for Libmeldy and Strimvelis in Europe;
•

qualifying for, obtaining, and/or maintaining, adequate coverage and reimbursement by government and private payors for Libmeldy, Strimvelis and any product candidate for which we obtain marketing approval;

•

establishing and maintaining supply and manufacturing processes and relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development of our product candidates and the market demand for Libmeldy, Strimvelis and any of our product candidates for which we obtain marketing approval;

•

obtaining market acceptance of Strimvelis, if sales resume, Libmeldy, and our other potential future product candidates, if approved, as viable treatment options with acceptable long-term safety profiles;

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

While general and administrative expenses increased approximately 14% in 2020 as compared to 2019, we expect that our general and administrative expenses will remain steady in the near term after our corporate restructuring. We note that our selling costs are likely to increase as we are expanding our organization into multiple countries in Europe to support the launch of Libmeldy, which received marketing authorization in the EU in December 2020 but that such increases will be offset by savings as a result of our restructuring and other initiatives.

In the first quarter of 2020, we recorded a $3.4 million charge to selling, general, and administrative expenses associated with the separation of our former Chief Executive Officer. Of this charge, $0.7 million was associated with cash benefits, and $2.7 million consisted of a non-cash charge associated with the modification of share options. During the year-ended December 31, 2020, we incurred $1.9 million in employee termination benefits associated with headcount reductions made in connection with our strategic reprioritization initiatives and related restructuring.

Other income (expense), net

Interest income

Interest income consists of income earned on our cash and cash equivalents and marketable debt securities.

Interest expense

Interest expense consists of interest associated with our Credit Facility with MidCap Financial, which we entered into in May 2019. The Credit Facility bears a variable interest rate at a rate of 6.0% above LIBOR, plus a final payment equal to 4.5% of the principal borrowed under the Credit Facility. In fiscal year 2020, we have had a full year of interest expense, as compared to 7 months in 2019.

Other income (expense)

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Results of operations

Information pertaining to fiscal year 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2019 on page 117 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the U.S. Securities and Exchange Commission on February 27, 2020.

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Product sales, net	$2,595	$2,513	$82
Cost and operating expenses:
Cost of product sales	857	805	52
Research and development	93,730	117,363	(23,633)
Selling, general and administrative	64,986	57,218	7,768
Total operating expenses	159,573	175,386	(15,813)
Loss from operations	(156,978)	(172,873)	15,895
Other income (expense):
Interest income	3,185	7,362	(4,177)
Interest expense	(2,328)	(1,538)	(790)
Other income (expense), net	3,411	1,387	2,024
Total other income (expense)	4,268	7,211	(2,943)
Net loss before income tax	(152,710)	(165,662)	12,952
Income tax benefit (expense)	731	2,240	(1,509)
Net loss attributable to ordinary shareholders	$(151,979)	$(163,422)	11,443

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$17,714	$39,042	(21,328)
Primary immune deficiencies	21,073	28,775	(7,702)
Blood disorders	2,255	3,988	(1,733)
Other research and preclinical programs under development	3,479	737	2,742
Total direct research and development expenses	44,521	72,542	(28,021)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	35,949	31,004	4,945
Share-based compensation	11,679	7,425	4,254
Accretion of Strimvelis loss provision	(2,413)	(3,833)	1,420
Research and development tax credit	(21,130)	(17,564)	(3,566)
Impairment of long-lived assets	5,650	—	5,650
Facility and other	19,474	27,789	(8,315)
Total indirect research and development expenses	49,209	44,821	4,388
Total research and development expenses	$93,730	$117,363	(23,633)

Direct research and development expenses for neurometabolic programs declined by $21.3 million. The decline is primarily driven by a $16.0 million decline in spend for OTL-203 for MPS-I, for which we incurred upfront and clinical milestone payments of $19.4 million associated with our license agreement with Telethon-OSR that was signed in May 2019. This was offset by increases of $1.7 million in technical development and manufacturing costs, $1.0 million in clinical trial costs, and $0.6 million in related consulting expenses. Direct expenses associated with OTL-200 for MLD declined by $3.8 million. The decline is driven by a $1.3 million reduction in manufacturing costs, and a $3.1 million reduction in clinical development costs. These declines were offset by a $0.5 million increase in regulatory-related consulting expenses. Direct expenses associated with OTL-201 for MPS-IIIA declined by $0.9 million. Direct expenses associated with OTL-202 for MPS-IIIB declined by $0.7 million.

Direct research and development expenses for primary immune deficiency-related programs declined by $7.7 million. The decline is primarily driven by our reduction of investment in OTL-101 for ADA-SCID. Direct expenses for OTL-101 declined by $10.8 million. The decline consists of a $7.4 million reduction in technical development costs, a $3.1 million reduction in clinical trial costs, offset by $0.1 million in grant income, which is accounted for as an offset to research and development expense. The decline in spending on OTL-101 was offset by an increase of $4.0 million in direct expenses for OTL-103 for WAS as we prepare for regulatory filings in this program. Technical development costs for OTL-103 increased by $4.2 million, and clinical development costs declined by $0.4 million. Direct expenses for Strimvelis declined by $1.2 million due to a decrease in clinical and manufacturing-related costs as patients move into the long-term follow-up studies. Direct expenses for OTL-102 for X-CGD have also increased by $0.4 million.

Direct research and development expenses for our blood disorder programs declined by $1.7 million, as a result of incurring lower expenses for OTL-300 for TDT following our reduction in investment in that product candidate in connection with our strategic reprioritization. The decrease in expenses was due to a $1.5 million decline in manufacturing costs and a $1.2 million decline in clinical costs. These declines were offset by new charges of $0.9 million in milestone payments related to the program.

Direct expenses associated with other research and preclinical programs increased by $2.7 million. This was primarily due to new preclinical programs in frontotemporal dementia with progranulin mutations (GRN-FTD) and Crohn’s disease with mutations in the nucleotide-binding oligomerization domain-containing protein 2 (NOD2-CD), for which we plan to release preclinical data in the second half of 2021.

Unallocated research and development costs and offsets to research and development expenses increased by $4.4 million primarily due to an increase in personnel related costs of $4.9 million and share-based compensation of $4.3 million. Included within the increase in personnel-related costs is $1.2 million in severance associated with the consolidation and closure of our research and development and manufacturing facilities in California (see Note 9 of our consolidated financial statements). We also took a $5.7 million non-cash asset impairment charge associated with our restructuring, including a $2.6 million impairment associated with our Fremont facility right-of-use asset, a $2.3 million impairment of design costs associated with the Fremont facility which were capitalized in construction-in-process, and a $0.8 million impairment on laboratory equipment. Other facility, travel, and unallocated platform-related research and development costs have declined by $8.3 million. This was driven by a $2.3 million decline in travel costs due to travel restrictions in response to the COVID-19 pandemic, a decline of $4.8 million in unallocated platform-related manufacturing costs, and a decline of $1.2 million in general research and development related expenses.

Research and development expenses were further offset by $21.1 million as a result of the benefits of the UK research and development tax credit that is recorded as an offset to research and development expense. Tax credit benefits increased by $3.6 million primarily due to a $4.8 million change in estimate associated with our 2019 UK research and development tax credit claim based on the final claim submitted to HMRC on our 2019 tax return, offset by lower eligible research and development expenses for the year. Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense, declined by $1.4 million as we have adjusted our ongoing estimate due to our reduction of investment in OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision in a given period.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$22,890	$18,866	4,024
Share-based compensation	16,283	12,005	4,278
Consulting, professional, and insurance-related costs	11,315	11,364	(49)
Marketing, promotions, and advocacy	8,093	8,059	34
Facilities and IT-related costs	5,422	5,598	(176)
Other	983	1,326	(343)
Total selling, general, and administrative expenses:	$64,986	$57,218	$7,768

Selling, general and administrative expenses were $65.0 million in 2020, compared to $57.2 million in 2019. The increase of $7.8 million was primarily due to increased personnel and share-based compensation. Personnel costs increased by $4.0 million, generally due to $1.3 million in severance charges associated with our corporate restructuring and CEO transition, and an increase of $2.1 million in salaries and bonuses. Share-based compensation expense increased by $4.3 million in 2020 compared to 2019 due to a $2.7 million charge associated with the modification of our former CEO’s share options and a higher number of employees receiving grants. Consulting, professional, and insurance-related costs remained relatively flat due to a decline of $1.9 million in general and administrative consulting, offset by an increase of $1.8 million associated with directors’ and officers’ insurance. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with preparing for the potential future commercialization of our product candidates, if approved, also remained flat due to our corporate restructuring. The major components of marketing, promotions, and advocacy costs were a $2.1 million decline in marketing costs, offset by an increase of $1.1 million in market access fees, a $0.6 million increase in commercial infrastructure-related costs, and a $0.5 million in diagnostics expenses as we prepare to launch Libmeldy in the EU. In 2021, we expect to see increases in selling costs associated with commercial ramp-up for Libmeldy, but expect overall selling, general, and administrative expenses to remain relatively consistent.

Other income (expense), net

Other income, net for 2020 and 2019 was $4.3 million and $7.2 million, respectively. During 2020, we had realized and unrealized gains on foreign currency transactions of $3.4 million, compared to $1.4 million for 2019. These gains are primarily due to an increase in the British Pound as compared to the U.S. Dollar as it relates to our foreign currency denominated monetary assets and liabilities. Additionally, we had interest income of $3.2 million in 2020, compared to $7.3 million in 2019. The decrease in interest income relates to lower investment portfolio balances as a result of cash used for operations. The increase in interest expense of $0.8 million in 2020 is attributable to our Credit Facility, which we entered into in May 2019 and was therefore not in place for a full year in 2019.

Liquidity and capital resources

From our inception through December 31, 2020, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired our commercial product Strimvelis from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted full, or standard, marketing authorization for Libmeldy. We expect to launch Libmeldy in Europe and generate product sales as early as the first half of 2021. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of convertible preferred shares, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), and our Credit Facility.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. As of December 31, 2020, we have not sold any shares under the Sales Agreement.

Through December 31, 2020, we have received net proceeds of $335.2 million from the sale of ADSs in our initial public offering and follow-on offering, net proceeds of $283.4 million from sales of convertible preferred shares, $24.5 million in net proceeds from our Credit Facility, and reimbursement of $8.2 million from our agreement with CIRM, which was formerly a subcontract agreement with UCLA. As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $191.9 million, excluding restricted cash.

On February 9, 2021, we issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of our ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (the “Private Placement”). The Private Placement resulted in gross proceeds to us of $150.0 million before deducting placement agent fees of $6.0 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement we entered into with the purchasers named therein on February 4, 2021.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described below.

Cash flows

Information pertaining to fiscal year 2019 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 beginning on page 117 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the U.S. Securities and Exchange Commission on February 27, 2020.

The following table summarizes our cash flows for each of the periods presented:

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(126,274)	$(166,131)
Net cash from investing activities	157,379	(309,358)
Net cash provided by financing activities	3,936	157,453
Effect of exchange rate changes on cash	1,043	1,672
Net increase in cash, cash equivalents, and restricted cash	$36,084	$(316,364)

Operating activities

During 2020, operating activities used $126.3 million of cash, primarily resulting from our net loss of $152.0 million. Cash usage from changes in our operating assets and liabilities was $3.6 million. There was an $11.7 million increase from our UK research and development tax credit receivable, for which we received $33.8 million during 2020 (which was associated with our 2018 and 2019 tax credit claims), offset by $21.1 million taken as an offset to research and development expense that will be included in our 2020 claim. Further, payment of accruals and accounts payable resulted in cash outflows of $12.3 million. The decline in these accounts is primarily due to timing of payments in comparison with the prior year-end. Non-cash adjustments to operating activities of $29.3 million was primarily due to $28.0 million in non-cash share-based compensation expense, offset by $2.4 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Additionally, we took $5.7 million in asset impairments associated with our restructuring. There were also unrealized foreign currency transaction gains on investments, intercompany accounts, and foreign-currency denominated payables and receivables held by our UK subsidiary of $3.9 million. Finally, we had $2.3 million in deferred income tax benefits during 2020.

During 2019, operating activities used $166.1 million of cash, primarily resulting from our net loss of $163.4 million. Cash usage from changes in our operating assets and liabilities was $17.7 million, which was primarily driven by an increase in our research and development tax credit receivable of $17.6 million. Non-cash adjustments to operating activities of $15.0 million was generally due to $19.4 million in non-cash share-based compensation expense, offset by $3.9 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Further, there were unrealized foreign currency transaction gains on investments held by our UK subsidiary of $1.9 million. Included within operating activities was a cash payment of $17.2 million for our upfront and milestone payments associated with entering into our MPS-I license agreement with Telethon-OSR. Finally, we had $2.9 million in deferred income tax benefits during 2019.

Investing activities

During 2020 and 2019, we generated $157.4 million and used $309.4 million, respectively, of cash in investing activities. The change in cash from investing activity is primarily due to proceeds from sales and maturities of marketable debt securities that we utilize for operating activities. Further, in 2020 we made $10 million construction deposit associated with our Fremont lease, and we have received $1.9 million in receipts from the escrow account.

Financing activities

During 2020, we received proceeds of $3.9 million from the exercise of share options and the issuance of ordinary shares as part of our 2018 Employee Share Purchase Plan, or ESPP.

During 2019, we received proceeds from our follow-on offering of $129.7 million, net of underwriting discounts and issuance costs, and proceeds from the issuance of our term loan of $24.5 million, net of debt issuance costs. Additionally, we received proceeds of $3.3 million from the exercise of share options and issuance of ordinary shares as part of our ESPP.

Funding requirements

We expect our expenses and capital expenditures will remain consistent in the near term in connection with our ongoing activities as we advance the preclinical activities and clinical trials of our product candidates and as we:

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•

continue to grow a sales, marketing and distribution infrastructure for our commercialization of Strimvelis and planned commercialization of Libmeldy in Europe, and any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

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

We believe our existing cash and proceeds from our Private Placement that closed in February 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

United Kingdom research and development tax credit

As a company that carries out research and development activities, we are able to submit tax credit claims from two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure Credit (“RDEC”) program depending on eligibility. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which we do not receive income.

Each reporting period, we evaluate which tax relief programs we are expected to be eligible for and record a reduction to research and development expense for the portion of the expense that we expect to qualify under the programs, that we plan to submit a claim for, and we have reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), we expect a proportion of expenditures being carried in relation to our pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the years ended December 31, 2020 and 2019.

The RDEC and SME credits are not dependent on us generating future taxable income or on our ongoing tax status or tax position. We have assessed our research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the tax relief programs and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government which are subject to interpretation. At each period end, we estimate the reimbursement available to us based on available information at the time.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of December 31, 2020, we had cash, cash equivalents, marketable securities, and restricted cash of $196.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and U.S. bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $25.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 6% plus LIBOR. As of December 31, 2020, the carrying value of the term loans under the credit facility was $25.1 million.

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars, and expects to continue to do so in the future. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency of the relevant entity at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded realized and unrealized foreign currency gains of $3.4 million and $1.4 million for the years ended December 31, 2020 and 2019. These foreign currency transaction gains and losses are included in other expense (income) in our consolidated statements of operations and comprehensive loss.

Assets and liabilities have been translated at the exchange rates at the balance sheet dates, while revenue and expenses are translated at the average exchange rates over the reporting period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net income (loss) but are included in our foreign currency translation adjustment to other comprehensive loss, a component of shareholders’ equity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The following summary contains a description of material U.S. federal income tax and UK tax consequences of the acquisition, ownership and disposition of our ordinary shares or ADSs. This summary should not be considered a comprehensive description of all the tax considerations that may be relevant to beneficial owners of ADSs.

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

We do not believe that we were a PFIC in the 2020 taxable year, though we have not made a determination regarding our PFIC status in the current taxable year. However, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. As a result, our PFIC status may change from year to year, and we may be classified as a PFIC currently or in the future. The total value of our assets for purposes of the asset test generally will be calculated using the market price of the ordinary shares or ADSs, which may fluctuate considerably. Fluctuations in the market price of the ordinary shares or ADSs may result in our being a PFIC for any taxable year. However, if we are a “controlled foreign corporation” for any taxable year (see discussion below in “Controlled foreign corporation considerations”), the value of our assets for purposes of the asset test will be determined based on the tax basis of such assets which could increase the likelihood that we are treated as a PFIC. Because of the uncertainties involved in establishing our PFIC status, there can be no assurance regarding if we currently are treated as a PFIC, or may be treated as a PFIC in the future.

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

We believe that we were not a CFC in the 2020 taxable year, though we have not made a determination regarding our CFC status in the current taxable year, and we may become a CFC in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. It is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough shares to be treated as a Ten Percent Shareholder. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a PFIC, we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

For foreign tax credit limitation purposes, our dividends will generally be treated as passive category income. Because no UK income taxes will be withheld from dividends on ordinary shares or ADSs, there will be no creditable foreign taxes associated with any dividends that a U.S. Holder will receive. The rules governing foreign tax credits are complex and U.S. Holders should therefore consult their tax advisers regarding the effect of the receipt of dividends for foreign tax credit limitation purposes.

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

UK Taxation

The following is intended as a general guide to current UK tax law and HMRC published practice (which is not binding) applying as at the date of this Annual Report on Form 10-K (both of which are subject to change at any time, possibly with retrospective effect) relating to the holding of ADSs. It does not constitute legal or tax advice and does not purport to be a complete analysis of all UK tax considerations relating to the holding of ADSs, or all of the circumstances in which holders of ADSs may benefit from an exemption or relief from UK taxation. It is written on the basis that the company is not (and will not) directly or indirectly at any time derive 75% or more of our qualifying asset value from UK land, and that it is and remains solely resident in the UK for tax purposes and will therefore be subject to the UK tax regime and not the U.S. tax regime save as set out above under “Material U.S. federal income tax considerations for U.S. Holders.”

Except to the extent that the position of non-UK resident persons is expressly referred to, this guide relates only to persons who are resident (and in the case of individuals, domiciled or deemed domiciled) for tax purposes solely in the UK and do not have a permanent establishment, branch or agency (or equivalent) in any other jurisdiction with which the holding of the ADSs is connected, or UK Holders, who are absolute beneficial owners of the ADSs (and do not hold the ADSs through an Individual Savings Account or a Self-Invested Personal Pension) and any dividends paid in respect of the ADSs or underlying ordinary shares (where the dividends are regarded for UK tax purposes as that person’s own income). It is assumed that for the purposes of this guide that a holder of an ADS is the beneficial owner of the underlying ordinary share and any dividend income for UK direct tax purposes.

This guide may not relate to certain classes of UK Holders, such as (but not limited to):

•	persons who are connected with the company;

•	financial institutions;

•	insurance companies;

•	charities or tax-exempt organizations;

•	collective investment schemes;

•	pension schemes;

•	brokers or dealers in securities or persons who hold ADSs otherwise than as an investment;

•	persons who have (or are deemed to have) acquired their ADSs by virtue of an office or employment or who are or have been officers or employees of the company or any of its affiliates; and

•	individuals who are subject to UK taxation on a remittance basis or to whom split year treatment applies.

THESE PARAGRAPHS ARE A SUMMARY OF CERTAIN UK TAX CONSIDERATIONS AND ARE INTENDED AS A GENERAL GUIDE ONLY. IT IS RECOMMENDED THAT ALL HOLDERS OF ADSs OBTAIN ADVICE AS TO THE CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSAL OF THE ADSs IN THEIR OWN PARTICULAR CIRCUMSTANCES FROM THEIR OWN TAX ADVISORS. IN PARTICULAR, NON-UK RESIDENT OR DOMICILED PERSONS OR PERSONS SUBJECT TO TAXATION IN ANY JURISDICTION OTHER THAN THE UK ARE ADVISED TO CONSIDER THE POTENTIAL IMPACT OF ANY RELEVANT DOUBLE TAXATION AGREEMENTS.

Dividends

Withholding Tax

Dividends paid by the company will not be subject to any withholding or deduction for or on account of UK tax.

Income Tax

An individual UK Holder may, depending on his or her particular circumstances, be subject to UK tax on dividends received from the company. An individual holder of ADSs who is not resident for tax purposes in the United Kingdom should not be chargeable to UK income tax on dividends received from the company unless he or she carries on (whether solely or in partnership) a trade, profession or vocation in the UK through a permanent establishment, branch or agency to which the ADSs are attributable. There are certain exceptions for trading in the UK through independent agent, such as some brokers and investment managers.

Dividend income is treated as the top slice of the total income chargeable to UK income tax for an individual UK Holder. An individual UK Holder who receives a dividend in the 2020/2021 tax year will be entitled to a tax-free allowance of £2,000. Income within the dividend allowance counts towards an individual’s basic or higher rate limits and may, therefore, affect the level of personal allowance to which they are entitled. Dividend income in excess of this tax-free allowance will (subject to the availability of any income tax personal allowance) be charged at 7.5% to the extent the excess amount falls within the basic rate band, 32.5% to the extent the excess amount falls within the higher rate band, and 38.1% to the extent the excess amount falls within the additional rate band.

Corporation tax

A corporate holder of ADSs who is not resident for tax purposes in the United Kingdom should not be chargeable to UK corporation tax on dividends received from the company unless it carries on (whether solely or in partnership) a trade in the United Kingdom through a permanent establishment to which the ADSs are attributable.

Corporate UK Holders should not be subject to UK corporation tax on any dividend received from the company so long as the dividends qualify for exemption, which should be the case, although certain conditions must be met. It should be noted that the exemptions, whilst of wide application, are not comprehensive and are subject to anti-avoidance rules in relation to a dividend. If the conditions for the exemption are not satisfied, or such anti-avoidance provisions apply, or such UK Holder elects for an otherwise exempt dividend to be taxable, UK corporation tax will be chargeable on the amount of any dividends (at the current rate of 19% for the tax year 2020/2021).

Chargeable gains

A disposal or deemed disposal of ADSs by a UK Holder may, depending on the UK Holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of UK capital gains tax and corporation tax on chargeable gains.

If an individual UK Holder who is subject to UK income tax at either the higher or the additional rate is liable to UK capital gains tax on the disposal of ADSs, the applicable rate will be 20% (for the tax year 2020/2021). For an individual UK Holder who is subject to UK income tax at the basic rate and liable to UK capital gains tax on such disposal, the applicable rate would be 10% (for the tax year 2020/2021), save to the extent that any capital gains when aggregated with the UK Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the rate applicable to the excess would be 20% (for the tax year 2020/2021).

If a corporate UK Holder becomes liable to UK corporation tax on the disposal (or deemed disposal) of ADSs, the main rate of UK corporation tax (currently 19% for the tax year 2020/2021) would apply.

A holder of ADSs which is not resident for tax purposes in the UK should not normally be liable to UK capital gains tax or corporation tax on chargeable gains on a disposal (or deemed disposal) of ADSs, unless the person is carrying on (whether solely or in partnership) a trade, profession or vocation UK through a branch or agency (or, in the case of a corporate holder of ADSs, through a permanent establishment) to which the ADSs are attributable. However, an individual holder of ADSs who has ceased to be resident for tax purposes in the UK for a period of less than five years and who disposes of ADSs during that period of temporary non-residence may be liable on his or her return to the UK (or upon ceasing to be regarded as resident outside the UK for the purposes of double taxation treaty) to UK tax on any capital gain realized (subject to any available exemption or relief).

Stamp duty and stamp duty reserve tax

The discussion below relates to the holders of our ordinary shares or ADSs wherever resident, however it should be noted that special rules may apply to certain persons such as market makers, brokers, dealers or intermediaries.

Issue of Ordinary Shares

As a general rule, no UK stamp duty or stamp duty reserve tax (or SDRT) is payable on the issue of underlying ordinary shares in the company.

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

Clearance Services and Depositary Receipts

Under current UK legislation, an issue or transfer of ordinary shares or an unconditional agreement to transfer ordinary shares to a clearance service or a depositary receipt system (including, to a nominee or agent for, a person whose business is or includes the issue of depositary receipts or the provision of clearance services) will generally be subject to SDRT (and, in the case of transfers, where the transfer is effected by a written instrument, stamp duty) at a higher rate of 1.5% of the amount or value of the consideration given for the transfer unless the clearance service has made and maintained an election under section 97A of the UK Finance Act 1986, or a section 97A election. It is understood that HMRC regards the facilities of DTC as a clearance service for these purposes and we are not aware of any section 97A election having been made by the DTC.

However, based on current published HMRC practice following European Union case law in respect of the European Council Directives 69/335/EEC and 2009/7/EC, or the Capital Duties Directives, no SDRT is generally payable in respect of such an issue of ordinary shares and no SDRT or stamp duty is generally payable in respect of such a  transfer of ordinary shares where such transfer is an integral part of an issue of share capital. This position was reaffirmed by HMRC in their January 2021 Newsletter where they confirmed that the SDRT 1.5% charge on issues (or transfers integral to capital raising) remained disapplied under the terms of the European Union (Withdrawal) Act 2018 following the end of the transition period and that this would remain the position unless stamp taxes on shares legislation was amended.

Any stamp duty or SDRT payable on a transfer of ordinary shares to a depositary receipt system or clearance service will in practice generally be paid by the transferors or participants in the clearance service or depositary receipt system. Specific professional advice should be sought before incurring or reimbursing the costs of a 1.5% charge.

Transfers of ADSs

No UK SDRT or stamp duty is required to be paid in respect of the issue of or an agreement to transfer ADS (including by way of a paperless transfer of ADSs through the facilities of DTC).

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report, as follows:

(a) (2) Financial Statement Schedules:

Not applicable.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference herein from Form or Schedule	Exhibit	File Date	File Number

2.1†	Asset Purchase and License Agreement, by and among the registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Ltd., dated April 11, 2018 (Schedules, exhibits, and similar supporting attachments are omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request).	Form F-1	2.1	Oct. 4, 2018	333-227698

3.1	Articles of Association of Orchard Therapeutics plc	Form 8-K	3.1	Jun. 19, 2020	001-38722

4.1	Deposit Agreement	Form 20-F	2.1	Mar. 22, 2019	001-38722

4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	Form 20-F	2.2	Mar. 22, 2019	001-38722

4.3	Investment and shareholders’ agreement by and between the registrant and the shareholders named therein, dated August 2, 2018, as amended.	Form F-1	10.1	Jun. 3, 2019	333-231916

4.4	Description of the registrant’s securities.	Form 10-K	4.4	Feb. 27, 2020	001-38722

10.1#	2016 Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan, as amended.	Form F-1	10.2	Oct. 4, 2018	333-227698

10.2#	2018 Share Option and Incentive Plan.	Form 20-F	4.3	Mar. 22, 2019	001-38722

10.3#	2018 Employee Share Purchase Plan.	Form F-1/A	10.10	Oct. 23, 2018	333-227698

10.4#	Forms of award agreements under the 2018 Share Option and Incentive Plan.	Form 10-K	10.13	Feb. 27, 2020	001-38722

10.5#	2019 Short-Term Incentive Plan.	Form 10-Q	10.1	May 7, 2020	001-38722

10.6#	2020 Inducement Equity Plan and forms of award agreements thereunder.	Form S-8	99.2	Aug. 6 2020	333-241646

10.7#	Form of Deed of Indemnity between the registrant and each of its directors and executive officers.	Form F-1	10.6	Oct. 4, 2018	333-227698

10.8	Director Nomination Agreement, dated as of October 18, 2018, by and between the registrant and Glaxo Group Limited.	Form F-1/A	10.11	Oct. 23, 2018	333-227698

10.9	Deed of Novation, by and among the registrant, Glaxo Group Limited, GlaxoSmithKline Intellectual Property Development Limited, GlaxoSmithKline S.p.A., Fondazione Telethon and Ospedale San Raffaele (in its own capacity and as successor in interest to Fondazione Centro San Raffaele Del Monte Tabor), dated April 5, 2018.	Form F-1	10.4	Oct. 4, 2018	333-227698

10.10	Research and Development Collaboration and License Agreement, by and among Glaxo Group Limited, Fondazione Telethon and Fondazione Centro San Raffaele del Monte Tabor, dated October 15, 2010, as amended.	Form F-1	10.5	Oct. 4, 2018	333-227698

10.11	Lease Agreement, dated as of January 19, 2018, by and between the Registrant and New Connect Investments Limited.	Form F-1	10.7	Oct. 4, 2018	333-227698

10.12††	Lease Agreement, dated as of December 11, 2018, by and between BPP Pacific Industrial CA Non-REIT Owner 2 LLC and Orchard Therapeutics North America.	Form 20-F/A	4.12	Apr. 26, 2019	001-38722

10.13†	License and Development Agreement, by and between the registrant and Oxford BioMedica (UK) Limited, dated November 28, 2016, as amended.	Form F-1	10.8	Oct. 4, 2018	333-227698

10.14††	Amendment Nos. 5 and 6 to License and Development Agreement, by and between the registrant and Oxford BioMedica (UK) Limited, dated November 28, 2016.	Form 10-Q	10.2	May 7, 2020	001-38722

10.15†	License Agreement between UCL Business Plc, The Regents of the University of California and the registrant, dated February 6, 2016, as amended.	Form F-1	10.9	Oct. 4, 2018	333-227698

10.16	Senior Term Facilities Agreement by and among the registrant, as borrower and guarantor, the other guarantors from time to time party thereto and MidCap Financial (Ireland) Limited, as agent, arranger and as a lender, and the additional lenders from time to time party thereto, dated May 24, 2019.	Form 6-K	99.1	May 28, 2019	001-38722

10.17	Amendment to Senior Term Facilities Agreement by and between the registrant and MidCap Financial (Ireland) Limited, as agent, dated April 7, 2020.	Form 10-Q	10.3	May 7, 2020	001-38722

10.18#	Separation Agreement and Release, dated March 17, 2020, by and among the Company, Orchard Therapeutics North America and Mark Rothera.	Form 8-K	10.1	Mar. 20, 2020	001-38722

10.19#	Settlement Agreement without Prejudice and Subject to Contract, dated March 17, 2020, by and among the Company, Orchard Therapeutics (Europe) Limited, Orchard Therapeutics North America and Mark Rothera.	Form 8-K	10.2	Mar. 20, 2020	001-38722

10.20#	Employment Agreement between the registrant, Orchard Therapeutics North America, and Frank Thomas, effective September 1, 2019.	Form 10-K	10.15	Feb. 27, 2020	001-38722

10.21#	First Amendment to Employment Agreement, dated March 18, 2020, by and among the Company, Orchard Therapeutics North America and Frank Thomas.	Form 8-K	10.4	Mar. 20, 2020	001-38722

10.22#	Contract of Employment between Orchard Therapeutics (Europe) Limited and Hubert Gaspar, dated January 8, 2018, as amended, effective May 24, 2019.	Form 10-K	10.16	Feb. 27, 2020	001-38722

10.23#	Variation to Contract of Employment, dated March 18, 2020, by and between Orchard Therapeutics (Europe) Limited and Hubert Gaspar, M.D., Ph.D.	Form 8-K	10.3	Mar. 20, 2020	001-38722

10.24††	Manufacturing and Technology Development Master Agreement, by and between Orchard Therapeutics (Europe) Limited, a wholly-owned subsidiary of the registrant, and MolMed S.p.A., dated July 2, 2020.	Form 10-Q	10.1	Aug. 6, 2020	001-38722

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the registration statement and filed separately with the United States Securities and Exchange Commission.

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

ORCHARD THERAPEUTICS PLC

Date: March 2, 2021	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Orchard Therapeutics plc, hereby severally constitute and appoint Bobby Gaspar and Frank E. Thomas, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign for us and in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bobby Gaspar	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2021
Bobby Gaspar

/s/ Frank E. Thomas	President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2021
Frank E. Thomas

/s/ James A. Geraghty	Chairman of the Board of Directors	March 2, 2021
James A. Geraghty

/s/ Steven M. Altschuler	Director	March 2, 2021
Steven M. Altschuler, M.D.

/s/ Joanne T. Beck	Director	March 2, 2021
Joanne T. Beck, Ph.D.

/s/ John Curnutte	Director	March 2, 2021
John Curnutte, M.D., Ph.D.

/s/ Marc Dunoyer	Director	March 2, 2021
Marc Dunoyer

/s/ Jon Ellis	Director	March 2, 2021
Jon Ellis, Ph.D.

/s/ Charles A. Rowland, Jr.	Director	March 2, 2021
Charles A. Rowland, Jr.

/s/ Alicia Secor	Director	March 2, 2021
Alicia Secor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Orchard Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orchard Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

United Kingdom (U.K.) Research and Development Tax Credits

As described in Note 2 to the consolidated financial statements, the Company carries out research and development activities and is able to submit tax credit claims under two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure Credit (“RDEC”) program, depending on eligibility. Each reporting period, management evaluates the tax relief programs the Company is expected to be eligible for and records a reduction to research and development expense for the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized.  Management assesses its research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the tax relief programs and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the U.K. government, which are subject to interpretation. For the year ended December 31, 2020, the Company recorded $21.1 million as a reduction of research and development expense related to these programs and has a related tax credit receivable of $17.3 million as of December 31, 2020.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the programs the Company expects to qualify for and file tax credit claims under and the total qualifying expenses claimed or to be claimed, (ii) evaluating the reasonableness of management’s assessment of the amount expected to be realized considering the relevant criteria outlined in the tax relief programs, and (iii) testing the completeness and accuracy of the data underlying the tax credit calculations. Professionals with specialized skill and knowledge were used to assist in evaluating management’s assessment of the U.K. research and development tax relief programs the Company expects to qualify for and file tax credit claims under, testing management’s research and development tax credit calculations, and evaluating the reasonableness of management’s assessment of the amount expected to be realized.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2021

We have served as the Company’s auditor since 2019.

Orchard Therapeutics plc

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$55,135	$19,053
Marketable securities	136,813	305,937
Trade receivables	878	1,442
Prepaid expenses and other current assets	13,365	8,530
Research and development tax credit receivable	17,344	14,934
Total current assets	223,535	349,896
Non-current assets:
Operating lease right-of-use-assets	29,815	19,415
Property and equipment, net	4,781	7,596
Research and development tax credit receivable, net of current portion	—	13,710
Restricted cash	4,266	4,264
Other assets	18,540	4,400
Total non-current assets	57,402	49,385
Total assets	$280,937	$399,281
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,823	$11,984
Accrued expenses and other current liabilities	28,943	37,980
Operating lease liabilities	8,934	5,892
Notes payable, current	4,861	—
Total current liabilities	51,561	55,856
Notes payable, long-term	20,204	24,699
Operating lease liabilities, net of current portion	24,168	15,320
Other long-term liabilities	6,570	4,213
Total liabilities	102,503	100,088
Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary shares, £0.10 par value, authority to allot up to a maximum nominal value of £13,023,851.50 of shares at December 31, 2020 and 2019, respectively; 98,283,603 and 96,923,729 shares issued and outstanding at December 31, 2020 and 2019, respectively.	12,507	12,331
Additional paid-in capital	771,194	738,481
Accumulated other comprehensive income	373	2,042
Accumulated deficit	(605,640)	(453,661)
Total shareholders’ equity	178,434	299,193
Total liabilities and shareholders’ equity	$280,937	$399,281

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019
Product sales, net	$2,595	$2,513
Costs and operating expenses
Cost of product sales	857	805
Research and development	93,730	117,363
Selling, general and administrative	64,986	57,218
Total costs and operating expenses	159,573	175,386
Loss from operations	(156,978)	(172,873)
Other income (expense):
Interest income	3,185	7,362
Interest expense	(2,328)	(1,538)
Other income, net	3,411	1,387
Total other income (expense), net	4,268	7,211
Net loss before income tax	(152,710)	(165,662)
Income tax benefit	731	2,240
Net loss attributable to ordinary shareholders	$(151,979)	$(163,422)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.53)	$(1.75)
Weighted average number of ordinary shares outstanding, basic and diluted	99,445,874	93,240,355

Other comprehensive (loss) income
Foreign currency translation adjustment	(1,485)	(1,387)
Unrealized gain (loss) on marketable debt securities	(184)	266
Total other comprehensive loss	(1,669)	(1,121)
Total comprehensive loss	$(153,648)	$(164,543)

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Ordinary shares			Accumulated other
	Shares	Amount	Additional paid-in capital	comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2018	85,865,557	$10,924	$587,490	$3,163	$(290,239)	$311,338
Share-based compensation expense	—	—	19,424	—	—	19,424
Exercise of share options	1,209,335	158	1,845	—	—	2,003
Issuance of ESPP shares	123,569	16	1,290	—	—	1,306
Issuance of ADSs in follow-on offering, net of issuance costs of $605	9,725,268	1,233	128,432	—	—	129,665
Foreign currency translation	—	—	—	(1,387)	—	(1,387)
Unrealized gain on marketable debt securities	—	—	—	266	—	266
Net loss	—	—	—	—	(163,422)	(163,422)
Balance at December 31, 2019	96,923,729	$12,331	$738,481	$2,042	$(453,661)	$299,193
Share-based compensation expense	—	—	27,962	—	—	27,962
Exercise of share options	1,154,441	149	3,316	—	—	3,465
Issuance of ESPP shares	107,262	14	657	—	—	671
Ordinary shares issued as part of license agreements	98,171	13	778	—	—	791
Foreign currency translation	—	—	—	(1,485)	—	(1,485)
Unrealized loss on marketable debt securities	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(151,979)	(151,979)
Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss attributable to ordinary shareholders	$(151,979)	$(163,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,004	1,675
Share-based compensation	27,962	19,424
Impairment of long-lived assets	5,650	—
Non-cash interest expense	500	311
Amortization of provision on loss contract	(2,413)	(3,855)
Non-cash consideration for licenses and milestones	791	—
Deferred income taxes	(2,257)	(2,942)
Amortization of (discount) premium on marketable securities	770	(676)
Unrealized foreign currency and other non-cash adjustments	(3,674)	(1,859)
Changes in operating assets and liabilities:
Trade receivables	582	715
Research and development tax credit receivable	11,674	(17,564)
Prepaids and other assets	(5,070)	(2,209)
Operating leases, right-of-use-assets	5,863	3,064
Accounts payable	(1,553)	(6,413)
Accrued expenses and other current liabilities	(10,725)	11,434
Other long-term liabilities	2,570	(1,424)
Operating lease liabilities	(6,969)	(2,390)
Net cash used in operating activities	$(126,274)	$(166,131)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	281,433	109,019
Purchases of marketable securities	(113,262)	(414,010)
Payment of construction deposit	(10,000)	—
Receipt of funds from construction deposit	1,876	—
Purchases of property and equipment	(2,668)	(4,367)
Net cash used in investing activities	$157,379	$(309,358)
Cash flows from financing activities
Issuance of debt from credit facility, net of issuance costs	—	24,466
Issuance of ADRs in public offerings	—	130,270
Payment of offering costs	—	(605)
Proceeds from employee equity plans	3,936	3,322
Net cash provided by financing activities	$3,936	$157,453
Effect of exchange rate changes on cash	1,043	1,672
Net increase (decrease) in cash and restricted cash	$36,084	$(316,364)
Cash, cash equivalents, and restricted cash —beginning of year	23,317	339,681
Cash, cash equivalents, and restricted cash —end of year	$59,401	$23,317
Supplemental disclosure of non-cash investing and financing activities
Intangible assets and property and equipment in accounts payable and accrued expenses	3,096	647
Shares issued in consideration of license agreements	791	—
Employee equity plan proceeds received after year-end	200	—
Supplemental disclosure of cash flow information
Lease assets obtained in exchange for new operating lease liabilities	17,486	—
Cash paid for interest	1,828	1,227
Cash paid for taxes	1,007	1,474

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Notes to Consolidated Financial Statements

1. Nature of Business and Basis of Presentation

Orchard Therapeutics plc (the “Company”) is a global gene therapy company dedicated to transforming the lives of people affected by rare diseases through the development of innovative, potentially curative gene therapies. The Company’s ex vivo autologous hematopoietic stem cell (“HSC”) gene therapy approach utilizes genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. The Company’s gene therapy product candidate pipeline spans multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist.

The Company is a public limited company incorporated pursuant to the laws of England and Wales. The Company has American Depositary Shares (“ADSs”) registered with the U.S. Securities and Exchange Commission (the “SEC”) and has been listed on the Nasdaq Global Select Market since October 31, 2018. The Company’s ADSs each represent one ordinary share of the Company.

In December 2020, the Company received full, or standard, marketing authorization from the European Commission for Libmeldy™ (autologous CD34+ cell enriched population that contains hematopoietic stem and progenitor cells transduced ex vivo using a lentiviral vector encoding the human arylsulfatase-A (ARSA) gene), for the treatment of early onset metchromatic leukodystrophy (“MLD”), characterized by biallelic mutations in the arylsulfatase-A (ARSA) gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2020, the Company funded its operations primarily with proceeds from the sale of convertible preferred shares, and ADSs in the IPO and follow-on offering. The Company has incurred recurring losses since its inception, including net losses of $152.0 million and $163.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had an accumulated deficit of $605.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of December 31, 2020 of $191.9 million, together with the proceeds from the Private Placement of $150.0 million of ordinary shares that closed in February 2021 (see Note 20), will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions.

Deferred income taxes in the consolidated statement of cash flows for the year-ended December 31, 2019 previously included in changes in prepaid expenses and other assets has been presented as a separate line item as a non-cash item within adjustments to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows to conform to current period presentation.

Amounts reported are computed based on thousands, except percentages, per share amounts or as otherwise noted. As a result, certain totals may not sum due to rounding.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, share-based compensation, operating lease assets and liabilities, and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic also may directly or indirectly impact the Company’s business include quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures.  Actual results could differ from the Company’s estimates.

Concentration of credit risk

The Company has no significant off-balance sheet risk, such as foreign currency contracts, options contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and receivables. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships or entities for which it has a receivable.

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction gains of $3.4 million, and $1.4 million for the years ended December 31, 2020 and 2019, respectively, which is included in other income (expense) in the statements of operations and comprehensive loss.

Segment information

The Company operates in a single segment, focusing on researching, developing and commercializing potentially curative gene therapies.  Consistent with its operational structure, its chief operating decision maker manages and allocates resources at a global, consolidated level. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting.  All material long-lived assets of the Company reside in the United States or United Kingdom. The Company had property and equipment of $3.7 million and $1.1 million located in the United Kingdom and United States, respectively, as of December 31, 2020. The Company had property and equipment of $2.6 million and $5.0 million located in the United Kingdom and United States, respectively, as of December 31, 2019. The Company had right-of-use assets in the United States and United Kingdom and European Union of $14.2 million and $15.6 million, respectively, as of December 31, 2020. The Company had right-of-use assets in the United States and United Kingdom and European Union of $15.7 million and $3.7 million, respectively, as of December 31, 2019.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days at the date of acquisition. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices or other observable inputs. Unrealized gains and losses are recorded as a component of other comprehensive income (loss). Realized gains and losses are determined on a specific identification basis and are included in other income (loss). Amortization and accretion of discounts and premiums is also recorded in other income (loss).

When the fair value is below the amortized cost of the asset an estimate of expected credit losses is made, and is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operation.

Restricted cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on our consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease, and is required to hold this amount in a standalone bank account at December 31, 2020 and 2019. The Company is also contractually required to maintain a cash collateral account associated with corporate credit cards and other leases in the amount of $1.3 million at December 31, 2020 and 2019.

The Company includes the restricted cash balance in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$55,135	$19,053
Restricted cash	4,266	4,264
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$59,401	$23,317

Property and equipment

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives.

Property and equipment:	Estimated useful life
Lab equipment	5-10 years
Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and fixtures	4 years
Office and computer equipment	3-5 years

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

Share-based compensation

The Company measures all stock options and other stock-based awards granted to employees at fair value on the date of grant. The Company uses the Black-Scholes option-pricing model in the valuation of its stock options. The fair value of performance-based share awards and restricted stock units is based on the fair value of the stock on the date of grant. The Company uses the Monte-Carlo model in order to calculate the fair value of the market-based awards. The fair value of options is recognized as stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for stock-based compensation expense related to forfeitures as the forfeitures occur. The straight-line method of expense recognition is applied to all awards with service-based and market-based conditions. The Company records stock-based compensation expense related to performance-based awards when the performance-based targets are probable of being achieved. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified.

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on marketable debt securities and foreign currency translation.

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

The Company accounts for sublease income on a straight-line basis over the respective lease period and records an unbilled rent receivable for sublease income incurred but not yet paid. The Company periodically performs a collectability assessment associated with any unbilled rent receivables. The Company recognizes the sublease income as a reduction to the related operating expense associated with the head lease.

Strimvelis loss provision

As part of the GSK transaction, the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (Note 13). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million as part of the GSK transaction in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with Strimvelis and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a credit to research and development expense. We have made an estimate of the expected future losses associated with Strimvelis and adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for updates to estimates of potential future losses. The Company paused treating new patients with Strimvelis in October 2020 upon learning that a patient treated with the drug in 2016 under a compassionate use program was diagnosed with lymphoid T cell leukemia, a known risk factor for gammaretroviral vector-based gene therapy. The EMA’s Committee for Medicinal Products for Human Use, or CHMP, reviewed the updated risk-benefit assessment of Strimvelis as part of its ongoing MAA renewal procedure, concluded that the risk-benefit balance remains favorable and recommended in February 2021 that the marketing authorization for Strimvelis be renewed for five years, allowing marketing of Strimvelis to resume. The Company will continue to evaluate its future estimates for amortization of the Strimvelis loss provision. The following table below outlines the changes to the Strimvelis loss provision for the periods ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$6,790	$10,339
Provisions	—	—
Amortization of loss provision	(2,413)	(3,855)
Foreign currency translation	105	306
Balance at end of period	$4,482	$6,790

As of December 31, 2020, $0.9 million of the Strimvelis loss provision was classified as current, and $3.6 million was classified as non-current. As of December 31, 2019, $3.0 million of the Strimvelis loss provision was classified as current, and $3.8 million was classified as non-current.

United Kingdom Research and development income tax credits

As a company that carries out research and development activities, the Company is able to submit tax credit claims from two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure Credit (“RDEC”) program depending on eligibility. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which the Company does not receive income.

Each reporting period, management evaluates which tax relief programs the Company is expected to be eligible for and records a reduction to research and development expense for the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), management of the Company expects a proportion of expenditures being carried in relation to its pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the year ended December 31, 2020. The Company has qualified under the more favorable SME regime for the year ended December 31, 2019 and expects to qualify under the SME regime for the year ending December 31, 2020.

The RDEC and SME credits are not dependent on the Company generating future taxable income or on the ongoing tax status or tax position of the Company. The Company has assessed its research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the tax relief programs and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government which are subject to interpretation. At each period end, the Company estimates the reimbursement available to the Company based on available information at the time.

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense. The following table outlines the changes to the research and development tax credit receivable, including amount recognized as an offset to research and development expense during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$28,644	$10,585
Recognition of credit claims as offset to research and development expense	21,130	17,564
Receipt of credit claims	(33,771)	(152)
Foreign currency translation	1,341	647
Balance at end of period	$17,344	$28,644

During the year ended December 31, 2020, the Company recorded $4.8 million of additional tax credits related to a change in estimate associated with its UK research and development tax credit receivable claim for fiscal year 2019. The change in estimate was based on the results of a tax credit analysis associated with the Company’s qualified projects and research and development expenditures completed during the third quarter to finalize the 2019 UK tax return.

As of December 31, 2020, the Company’s tax credit receivable from the UK was $17.3 million, all of which was classified as current. As of December 31, 2019, the Company’s tax incentive receivable from the UK was $28.6 million, of which $14.9 million was classified as current and $13.7 million was classified as non-current. As of December 31, 2020, the Company has received all of its 2016-2019 tax credit claims from HMRC.

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

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	December 31,
	2020	2019
Share options	11,071,555	10,056,864
Unvested shares from share plan and consulting agreement	816,316	751,496
	11,887,871	10,808,360

Recent accounting pronouncements

In February 2016 and July 2018, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02, ASU 2018-10 and ASU 2018-11, supersede the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases (“ASC 842”). The new standard requires that all lessees (i) recognize, on the balance sheet, liabilities to remit lease payments and right-of-use assets, representing the right to use the underlying asset for the lease term for both finance and operating leases, and (ii) disclose qualitative and quantitative information about its leasing arrangements.

ASC 842 became effective for the Company in 2019. The Company adopted ASC 842 using the modified retrospective approach with an effective date of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods. This standard provides a number of optional practical expedients in transition. The Company applied the package of practical expedients to leases that commenced prior to the effective date, whereby it elected not to reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify, where a right-of-use asset or lease liability will not be recognized for short term leases that have terms of one year or less.

The operating lease right-of-use assets and corresponding liabilities relate to existing facility operating leases in London, UK, Boston, Massachusetts, and the San Francisco Bay Area, California, as well as an embedded operating lease for research and development space at a contract manufacturing organization. The most significant effects of adoption were the recognition of material new right-of-use assets and corresponding liabilities on its consolidated balance sheet related to its existing facility operating leases (see Note 10). The adoption of this standard had a material impact on the Company’s financial position but did not significantly affect the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for us on January 1, 2020. This guidance did not have a significant impact on the Company’s consolidated financial statements and related disclosures. The Company has a UK research and development tax credit receivable and trade receivables that are subject to this guidance. The Company has assessed whether it believes there is a current estimate of credit loss expected to be recorded for these receivables and concluded that any amount would not be significant and therefore the Company has not recorded any credit loss allowance for these receivables.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 – Income Taxes and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for the Company beginning January 1, 2021 and interim periods within that year, with early adoption permitted. The Company is currently evaluating the effect of adopting this new accounting guidance.

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2020 and 2019 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2020:

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,650	$—	$—	$6,650
Corporate bonds	—	3,001	—	3,001
Commercial paper	—	2,999	—	2,999
Total cash equivalents	$6,650	$6,000	$—	$12,650
Marketable securities
US government securities	$—	2,997	$—	2,997
Corporate bonds	—	$93,358	—	93,358
Commercial paper	—	40,458	—	40,458
Total marketable securities	$—	$136,813	$—	$136,813
Total	$6,650	$142,813	$—	$149,463

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2019:

:

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$202	$—	$—	$202
U.S. government securities	—	3,159	—	3,159
Commercial paper	—	9,792	—	9,792
Total cash equivalents	$202	$12,951	$—	$13,153
Marketable securities
Corporate bonds	$—	$259,900	$—	259,900
Commercial paper	—	46,037	—	46,037
Total marketable securities	$—	$305,937	$—	$305,937
Total	$202	$318,888	$—	$319,090

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

Marketable Securities

The following table summarizes the Company’s level 2 cash equivalents and marketable securities as of December 31, 2020:

	Fair Value Measurements as of December 31, 2020 Using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$3,000	$—	$(4)	$—	2,996
Corporate bonds	96,259	133	(32)	—	96,360
Commercial paper	43,469	1	(13)	—	43,457
Total	$142,728	$134	$(49)	$—	$142,813

The following table summarizes the Company’s level 2 cash equivalents and marketable securities as of December 31, 2019:

	Fair Value Measurements as of December 31, 2019 Using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,159	$—	$—	3,159
Corporate bonds	259,669	285	(54)	259,900
Commercial paper	55,794	42	(7)	55,829
Total	$318,622	$327	$(61)	$318,888

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity, as of December 31, 2020 and 2019:

	2020	2019
Maturities in one year or less	$132,056	$250,490
Maturities between one and three years	10,757	68,398
Total	$142,813	$318,888

4. Revenue Recognition

During the years ended December 31, 2020 and 2019 the Company recorded sales for one commercial-stage therapy, Strimvelis, for the treatment of ADA-SCID. Strimvelis is currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. San Raffaele Hospital will purchase and pay for Strimvelis and submit a claim to the payer. The Company’s contracted sales with San Raffaele Hospital contain a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied its performance obligation by transferring control of Strimvelis to San Raffaele Hospital. Control of the product generally transfers upon the completion of the scheduled Strimvelis treatment. The Company’s product sales represent total net product sales of Strimvelis. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and there is currently no variable consideration included in the transaction price for Strimvelis. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates that there is limited risk of product return, including the risk of product expiration.

Costs to manufacture the product and those associated with administering the therapy are included in cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates that there is minimal risk of product return, including the risk of product expiration.

Payment terms and conditions generally require payment for Strimvelis sales within 60 days of treatment. Strimvelis is currently distributed exclusively at the San Raffaele Hospital, and there is currently no variable consideration included in the transaction price of Strimvelis.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019
Prepaid external research and development expenses	$1,421	$1,121
Inventories	665	—
Other prepayments	4,930	2,800
VAT receivable	2,780	1,091
Construction deposit - current	1,552	—
Non-trade receivables	2,017	3,518
Total prepaid expenses and other current assets	$13,365	$8,530

6. Property and equipment

Property and equipment consist of the following:

	December 31,
	2020	2019
Property and equipment:
Lab equipment	$5,114	$6,377
Leasehold improvements	2,522	1,839
Furniture and fixtures	304	508
Office and IT equipment	763	184
Construction-in-progress	302	1,848
Property and equipment	$9,005	$10,756
Less: accumulated depreciation	(4,224)	(3,160)
Property and equipment, net	$4,781	$7,596

Depreciation expense for the years ended December 31, 2020 and 2019 was $2.0 million and $1.7 million, respectively.

7. Other assets

Other assets consist of the following:

	December 31,
	2020	2019
Intangible assets - license milestones	$3,076	$—
Deferred tax assets	5,219	2,985
Deposits	1,144	1,108
Deferred financing costs	975	307
Other non-current assets	1,554	—
Construction deposits - long-term	6,572	—
Total other assets	$18,540	$4,400

8. Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Accrued external research and development expenses	$8,878	$16,215
Accrued payroll and related expenses	11,881	12,381
Accrued professional fees	791	1,321
Accrued other	6,477	5,069
Strimvelis liability - current portion	916	2,994
Total accrued expenses and other current liabilities	$28,943	$37,980

9. Restructuring charges

In May 2020, the Company committed to a new strategic plan and restructuring intended to enable the Company to advance its corporate strategy while reducing overall operating expenses, including ceasing construction and build-out of its Fremont, California manufacturing facility, closing its office in Menlo Park, California, reducing its workforce by approximately 25% across the Company, eliminating a number of future positions expected to be recruited in 2020 and 2021, reducing its investment in the future development for certain programs, and other cost-saving measures (collectively, the “Restructuring”). The workforce reductions took place primarily during the second and third quarters of 2020, and concluded in the fourth quarter of 2020.

Cash restructuring charges

Accrued restructuring and severance costs are included in Accrued expenses and other current liabilities in the consolidated balance sheet. Activity for the fiscal year are summarized as follows:

Year Ended December 31,
2020
Balance at beginning of period	$—
Charged to expense	1,854
Payments made	(1,848)
Balance at end of period	$6

There were no restructuring costs during the year ended December 31, 2019.

Impairment of long-lived assets

During the second quarter of 2020, the Company also took the following non-cash charges to research and development expense associated with the impairment of construction-in-process associated with the Fremont manufacturing facility, partial impairment of the right-of-use asset for the Fremont manufacturing facility lease (the “Fremont ROU asset”), and a write-down of laboratory equipment from the Company’s Menlo Park, CA facility:

Asset write-down
Operating lease right-of-use asset	$2,605
Construction-in-progress	2,285
Laboratory equipment	760
Charge included in research and development expense	$5,650

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

As of the assessment date, the fair value of the Fremont ROU asset was $11.2 million, and the Company recorded a $2.6 million impairment charge related to the asset. The remaining carrying value of the Fremont ROU asset is being amortized over the remaining lease term on a straight-line basis. In December 2020, the Company executed a sublease for the Fremont manufacturing facility with an unrelated third-party for the remaining lease term (see Note 10). No further impairment was necessary as a result of the sublease. The occurrence of a triggering event for the Fremont ROU asset in future periods could result in additional impairment charges if the estimated fair value of the asset is determined to be lower than the carrying value.

10. Leases

Operating leases

In November 2017 and January 2019, the Company entered into lease agreements for office and laboratory space in Menlo Park, California, United States. The leases terminated in December 2020. The combined annual rental payments, including variable payments, under both leases with the same landlord were $1.9 million in 2020. The Company was provided with one month of free rent in connection with the first lease. The lease agreement included annual rent escalation provisions.

In January 2018 and December 2018, the Company entered into lease agreements for office space in London, United Kingdom, both of which terminate in January 2023. The combined annual rental payments, including variable payments, under the lease agreements were $1.7 million in 2020.

In March 2018, the Company entered into a lease agreement for office space in Boston, Massachusetts, United States, which terminates in September 2022. The annual rental payments, including variable payments, were $0.4 million in 2020. The lease agreement includes annual rent escalation provisions.

In July 2019, the Company entered into a lease agreement for office space in Boston, Massachusetts, United States, which commences for accounting purposes in January 2020. The lease terminates in September 2026. The annual rental payments, including variable payments, were $0.9 million in 2020. The lease agreement includes annual rent escalation provisions.

As of December 31, 2020, the carrying value of the operating lease right-of-use assets in Boston and London was $5.4 million and the lease liabilities was $5.7 million.

Fremont operating lease and sublease agreements

In December 2018, the Company leased manufacturing, laboratory, and office space in Fremont, California (the “Fremont facility” and the “Head Lease”) which terminates in May 2030. In May 2020, the Company committed to a restructuring plan (see Note 9) whereby we ceased construction and build-out of the Fremont facility. In December 2020, the Company entered into a sublease agreement (the “Sublease”) with an unrelated third-party (the “subtenant”) whereby the Company subleased the entire Fremont facility to the subtenant. The Company accounts for the Head Lease and Sublease as two separate contracts. Both the Head Lease and Sublease were determined to be operating leases.

The Head Lease annual rental payments, including variable payments, were $3.1 million in 2020. The Head Lease includes annual rent escalation provisions. The Company was provided with 8 months of free rent. Subject to the terms of the Head Lease agreement, the Company executed a $3.0 million letter of credit upon signing the lease, which may be reduced by 25% subject to reduction requirements specified therein. This amount is classified as restricted cash on the consolidated balance sheet.

As of December 31, 2020, the carrying value of the Fremont Head Lease right-of-use asset was $10.5 million and the lease liability was $14.4 million related to the Fremont facility. The Head Lease provides for up to $5.3 million in tenant improvement allowances to be reimbursed to the Company by the landlord. These tenant improvement allowances have been included in the calculation of the operating lease liability and is currently expected to be received in 2021 and 2022. The Company continues to assess the expected receipt of the tenant improvement allowances any may remeasure the right-of-use asset and liability from time to time as facts and circumstances may change.

The Sublease commenced in December 2020 and is in force for the remainder of the Head Lease term, through May 2030. The Sublease provides for 12 months of free rent until December 2021. The sublease provides for an initial annual cash base rent of $2.1 million, with annual rent escalation provisions. The subtenant is also responsible for paying all operating expenses associated with the Head Lease. The Sublease also includes pass-through of up to $5.3 million in tenant improvement allowances to the subtenant, subject to the Company being reimbursed for the allowances per the terms of the Head Lease. The Subtenant provided the Company with a $2.6 million security deposit, which may be converted to a letter of credit upon providing evidence of $2.6 million in construction expenditures. The Company accounts for the security deposit within other long-term liabilities.

The Company has $8.1 million in an escrow account associated with construction on the Fremont facility, for which the Company has ceased construction and build-out. Subject to the terms of the Head Lease and reduction provisions, this amount may be returned to the Company upon qualifying construction expenditure, or will be returned in late 2022 (the “Sunset Date”) to the extent construction expenses have not been incurred. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $1.9 million in receipts from the escrow funds for costs incurred to date. Of the $8.1 million remaining in the escrow account, $1.6 million is classified within prepaid expenses and other current assets and $6.5 million is classified within other assets on the consolidated balance sheet based on the timing of when the Company expects funds to be returned from the escrow agent. Future receipts from the escrow deposit will be dependent upon the timing of the subtenant construction spend through the Sunset Date.

Embedded operating lease arrangement

The Company is party to a manufacturing agreement for research and development and commercial production with AGC Biologics, S.p.A. (formerly MolMed S.p.A.) (“AGC”) pursuant to which AGC will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Company development and commercial programs.  A manufacturing agreement with AGC was novated to the Company as part of the GSK Agreement (see Note 16).  On July 2, 2020 (the “Effective Date”), the Company entered into a new manufacturing and technology development master agreement with AGC (the “AGC Agreement”) which superseded the novated agreement.

The Company determined that the AGC Agreement contains an embedded lease as it includes provision of manufacturing suites designated for the Company’s exclusive use during the term of the agreement. The AGC Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The agreement may be extended for an additional two years by mutual agreement of the Company and AGC. The AGC Agreement contains payments associated with lease and non-lease components. The annual rental payments associated with the lease that are considered a lease component amount to €2.7 million per contract year. The non-lease components of the agreement consist of minimum manufacturing purchase requirements and dedicated manufacturing and development services with an initial annual commitment of €10.2 million.

As of December 31, 2020, the carrying value of the embedded operating lease right-of-use asset was $13.9 million and the lease liability was $13.1 million. The Company may terminate the AGC Agreement and the use of the exclusive manufacturing suites, with 12-months’ notice, and beginning no earlier than July 2, 2022. AGC may terminate the AGC Agreement with 24-months’ notice. The AGC Agreement provides for an option to reserve one additional exclusive manufacturing suite any time prior to January 1, 2022 for a one-time option fee plus annual rental fee. The AGC Agreement extends until July 2, 2025.

Summary of all lease costs recognized under ASC 842

Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance. The following table contains a summary of the lease-related costs recognized within operating expenses, and other information pertaining to the Company’s operating leases as of December 31, 2020 and 2019:

	2020	2019
Fixed lease cost	$7,593	$5,589
Impairment of right-of-use assets	$2,781	—
Variable lease cost	2,131	1,436
Sublease income	(181)	—
Total lease cost	$12,324	$7,025

Other information
Operating cash flows used for operating leases	8,447	5,738
Weighted-average remaining lease term (years)	6.6	8.2
Weighted-average discount rate	8.6%	9.3%

Fixed lease cost represents the ASC 842 rent expense associated with the amortization of our right-of-use assets and lease liabilities. Impairment of right-of-use assets relates to discrete impairment charges taken when, in the Company’s estimation, the fair value of a right-of-use asset is below the carrying value. Variable lease cost are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs, and are not included in the calculation of the Company’s operating lease right of use assets or operating lease liabilities and are expensed when incurred. Sublease income represents the straight-line recognition of base rent sublease income over the term of the Sublease, and recognition of pass-through operating expense costs per the terms of the Sublease.

During the year ended December 31, 2020, the Company obtained right of use assets valued at $17.5 million in exchange for lease liabilities of $17.5 million. During the year ended December 31, 2019 there were no material right of use assets obtained in exchange for material new lease obligations.

As of December 31, 2020, future minimum base rent commitments under ASC 842 under the Company’s property leases were as follows:

Due in:	Gross lease payments	Gross sublease receipts	Net lease payments
2021	$8,941	$(181)	$8,760
2022	8,093	(2,180)	5,913
2023	7,043	(2,245)	4,798
2024	7,067	(2,312)	4,755
2025	4,657	(2,382)	2,275
Thereafter	15,053	(11,413)	3,640
Total future minimum lease payments	50,854	(20,713)	30,141
Less: imputed interest	(17,752)
Total operating lease payments	$33,102

*Tabular disclosure above for leases denominated in GBP have been translated at a rate of £1.00 to $1.36, and leases denominated in Euro have been translated at a rate of €1.00 to $1.23.

11. Notes Payable

In May 2019, as amended in April 2020, the Company entered into a senior term facilities agreement (the “Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), as agent, and additional lenders from time to time (together with MidCap Financial, the “Lenders”), to borrow up to $75.0 million in term loans. To date, the Company has borrowed $25.0 million under an initial term loan. The remaining $50.0 million under the Credit Facility may be drawn down in the form of a second and third term loan, the second term loan being a $25.0 million term loan available no earlier than July 1, 2020 and no later than March 31, 2021 upon submission of certain regulatory filings and evidence of the Company having $100.0 million in cash and cash equivalent investments; and the third term loan being a $25.0 million term loan available no earlier than July 1, 2020 and no later than September 30, 2021 upon certain regulatory approvals and evidence of the Company having $125.0 million in cash and cash equivalent investments. As of December 31, 2020, the Company had met the criteria to draw down the second and third term loans totaling $50.0 million.

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

As of December 31, 2020 and 2019, notes payable consist of the following:

	December 31,
	2020	2019
Notes payable, net of issuance costs	$24,659	$24,541
Less: current portion	$(4,861)	—
Notes payable, net of current portion	19,798	24,541
Accretion related to final payment	406	158
Notes payable, long term	$20,204	$24,699

As of December 31, 2020, the future principal payments due are as follows:

Aggregate Minimum Payments
2021	4,861
2022	8,333
2023	8,334
2024	4,597
2025	—
Thereafter	—
Total	26,125
Less current portion	(4,861)
Less unamortized portion of final payment	(719)
Less unamortized debt issuance costs	(341)
Notes payable, long term	$20,204

During the years ended December 31, 2020 and 2019, the Company recognized $2.3 million and $1.5 million of interest expense related to the term loan, respectively. The effective annual interest rate as of December 31, 2020 on the outstanding debt under the Term Loan was approximately 9.3%.

12. Shareholders’ Equity and Convertible Preferred Shares

Ordinary shares

As of December 31, 2020, and 2019, each holder of ordinary shares and ADSs is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders.  As of December 31, 2020, and 2019, the Company has not declared any dividends.

As of December 31, 2020, and 2019, the Company had authority to allot ordinary shares up to a maximum nominal value of £13,023,851.50 with a nominal value of £0.10 per share.

Ordinary share issuances

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

In April 2020, the Company issued 75,413 ordinary shares to Oxford BioMedica pursuant to the terms of our license agreement (see Note 14).

In December 2020, the Company issued 22,758 ordinary shares pursuant to a consulting agreement (see Note 16) with a non-employee advisor.

13. Share-based Compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The number of shares of common stock that may be issued under the 2018 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2018 Plan or 2016 Plan. The board of directors has determined not to make any further awards under the 2016 plan. As of December 31, 2020, 6,611,693 shares remained available for grant under the 2018 Plan, 1,000,000 remained available under the Inducement Plan, and 1,470,104 shares remained available for grant under the ESPP.

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

Share options

The fair value of each stock option award is determined on the date of grant using the Black-Scholes option-pricing model. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including those in the early stages of product development with a similar and therapeutic focus. For these analyses, the Company selects companies with comparable characteristics to its own including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the options. The relevant data used to determine the value of stock option awards are as follows:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.3 - 1.7%	1.4 - 2.6%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	70.7 - 75.2%	70.1 - 72.1%
Expected dividend rate	0.00%	0.00%

The following table summarizes option activity under the plans for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	12,216,140	$6.61	8.31	$91,133
Granted	5,846,152	11.37
Exercised	(1,154,441)	2.99
Forfeited	(3,012,208)	10.99
Outstanding and expected to vest at December 31, 2020	13,895,643	$7.96	7.16	$15,473
Exercisable, as of December 31, 2020	7,120,307	$5.98	5.73	$12,318

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ordinary shares for those options that had exercise prices lower than the fair value of the Company’s ordinary shares. During the years ended December 31, 2020 and 2019, the total intrinsic value of share options exercised was $5.0 million and $17.2 million, respectively. During the years ended December 31, 2020 and 2019, the total proceeds to the Company from share options exercised was $3.9 million and $2.0 million, respectively. As of December 31, 2020, and 2019, there was $0.2 million and nil in employee equity plan proceeds received after year-end, respectively.

The weighted average grant date fair value of the options granted during the years ended December 31, 2020 and 2019 was $7.22 per shares and $8.67 per share, respectively.

Restricted Share Units

Performance-based share units

The Company has issued performance-based restricted share units (“RSUs”) to certain executives and members of its senior management, with vesting linked to the achievement of three specific regulatory and research and development milestones and one market condition based upon the volume weighted-average price (“VWAP”) of the Company’s ADSs for a certain period. Upon achievement of any of the aforementioned milestones, one third of the RSUs will vest, and the award will become fully vested upon achievement of three of the four performance conditions.  No performance-based share units vested during the years ended December 31, 2020 or 2019.

The fair value associated with the performance-based conditions is recognized when achievement of the milestones becomes probable, if at all. In the fourth quarter of 2020, the Company determined that a performance milestone was probable upon approval of Libmeldy by the European Commission in December 2020, and recognized $1.2 million in compensation cost. The shares associated with recognition of this performance milestone vested and were issued in January 2021. The amount of compensation cost recognized for the years ended December 31, 2020 and 2019 for the market condition associated with the performance-based RSUs was $0.3 million and $1.2 million, respectively.

CEO Award

The Company granted 195,000 performance-based RSUs with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D., in April 2020.  The award vests on January 2, 2024 as to 1/3 of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to achievement of specific clinical and regulatory milestones. No performance-based share unit performance conditions associated with the CEO award were deemed probable and none vested during the year ended December 31, 2020.

Time-based restricted share units

Time-based restricted share units general vest in equal annual installments over a three-year period.

The following table summarizes restricted share unit award activity for the year-end December 31, 2020:

	Shares	Weighted Average Fair Value per Share
Unvested at December 31, 2019	556,422	$13.58
Granted	426,750	6.42
Vested	—	—
Forfeited	(339,172)	13.75
Unvested at December 31, 2020	644,000	$8.75

Share-based compensation

Share-based compensation expense related to share options, restricted share unit awards, and the employee stock purchase plan was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2020	2019
Research and development	$11,679	$7,425
Selling, general and administrative	16,283	11,999
Total	$27,962	$19,424

The Company had 6,775,336 unvested options outstanding as of December 31, 2020. As of December 31, 2020, total unrecognized compensation cost related to unvested stock option grants and time-based RSUs was approximately $46.4 million. This amount is expected to be recognized over a weighted average period of approximately 2.52 years. As of December 31, 2020, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $4.0 million, dependent upon achievement of milestones.

14. License and Research Arrangements

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

The Company accounted for the GSK Agreement as an asset acquisition, since the asset purchase and licensing arrangement did not meet the definition of a business pursuant to ASC 805, Business Combinations. Total consideration was £94.2 million ($133.6 million at the acquisition date), which included an upfront payment of £10.0 million ($14.2 million at the acquisition date) and 12,455,252 convertible preferred shares of the Company issued to GSK at an aggregate value of £65.8 million ($93.4 million at the acquisition date), a loss contract on the Strimvelis program valued at £12.9 million ($18.4 million), an inventory purchase liability valued at £4.9 million ($6.9 million) and transaction costs of £0.6 million ($0.8 million). The Company allocated £94.2 million ($133.6 million) to in-process research and development expense (based on the fair value of the underlying programs in development). The convertible preferred shares were converted to ordinary shares as part of our IPO in November 2018.

The Company is required to use commercially reasonable efforts to obtain a Priority Review Voucher (“PRV”) from the United States Food and Drug Administration for each of the programs for MLD, WAS and TDT, the first of which GSK retained beneficial ownership over. GSK also has an option to acquire, at a price pursuant to an agreed upon formula, any PRV granted to the Company thereafter for MLD, WAS and TDT. If GSK does not exercise this option to purchase any PRV, the Company may sell the PRV to a third party and must share any proceeds in excess of a specified sale price equally with GSK. For accounting purposes, as of December 31, 2020, the Company does not consider the attainment of a PRV from the United States Food and Drug Administration to be probable.

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

In connection with the Company’s entering into the GSK Agreement, GSK assigned rights and obligations to certain contracts, which include among others, the original license agreement with Telethon-OSR and an ongoing manufacturing agreement (see Note 16).

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

As consideration for the licenses, the Company will be required to make payments to Telethon-OSR upon achievement of certain product development milestones. Additionally, the Company will be required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on annual sales of licensed products covered by patent rights on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third-party sublicenses of the collaboration programs. These royalties are in addition to those payable to GSK under the GSK Agreement. The Company may pay up to an aggregate of approximately €31.0 million ($38.1 million at December 31, 2020) in milestone payments upon achievement of certain product development milestones for the program.

In May 2019, the Company entered into a license agreement with Telethon-OSR, under which Telethon-OSR granted to the Company an exclusive worldwide license for the research, development, manufacture and commercialization of Telethon-OSR’s ex vivo autologous HSC lentiviral based gene therapy for the treatment of mucopolysaccharidosis type I (“MPS-I”), including the Hurler variant. To date, Telethon-OSR received €17.0 million in upfront and milestone payments from the Company upon entering into the agreement and shortly thereafter, resulting in $19.4 million in in-process research and development expense. The Company is also required to make milestone payments contingent upon certain development, regulatory and commercial milestones are achieved and may pay up to €28.0 million ($34.4 million at December 31, 2020). Additionally, the Company will be required to pay Telethon a tiered mid-single to low-double digit royalty percentage on annual net sales of licensed products.

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

The Company recorded $0.1 million of research and development costs in respect of the UCLB/UCLA license agreement, which comprise the upfront payments, issuance of ordinary shares and payments for clinical data, for each of the years ended December 31, 2020 and 2019.

Unless terminated earlier by either party, the UCLB/UCLA license agreement will expire on the 25th anniversary of the agreement.

Oxford BioMedica license, development and supply agreement

In November 2016, and as amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and will provide process development services, and manufacture clinical and commercial GMP-grade lentiviral vectors to the Company (“Oxford BioMedica Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued 75,413 ordinary shares to Oxford BioMedica with a total value of $0.8 million, which was expensed to research and development expense. No milestones were met during the year ended December 31, 2019.

The Company may also pay low single-digit percentage royalties on annual net sales of collaborated product generated under the Oxford BioMedica Agreement.

15. Income Taxes

The components of income (loss) from operations before income taxes for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
UK	$(155,614)	$(173,118)
Non-UK	2,904	7,456
Loss before taxes	$(152,710)	$(165,662)

The (benefit from) provision for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Current (benefit) provision
Federal—United States	$1,107	$888
State—United States	189	(275)
Other foreign	230	89
Total current (benefit) provision	1,526	702
Deferred (benefit) provision
Federal—United States	(1,774)	(2,820)
State—United States	(103)	(122)
Other foreign	(380)	—
Total deferred (benefit) provision	(2,257)	(2,942)
Total (benefit) provision for income taxes	$(731)	$(2,240)

The following table presents a reconciliation of income tax (benefit) expense computed at the UK statutory income tax rate to the effective income tax rate as reflected in the consolidated financial statements (in thousands):

	December 31,
	2020	2019
Income taxes at United Kingdom statutory rate	$(29,015)	$(31,475)
Change in valuation allowance	29,302	16,507
Reduction in research expense for credits granted	8,435	9,787
Change in tax rates	(8,105)	8,109
Tax credits	(1,369)	(3,372)
U.S. Deduction for foreign derived intangible income	(1,254)	(2,058)
Permanent differences, including share-based compensation deduction shortfalls	1,265	344
U.S. state income taxes	68	(238)
Foreign rate differential	(58)	156
Total (benefit) provision for income taxes	$(731)	$(2,240)

The Company’s income tax benefit for the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased primarily related to shortfall of tax deduction from share-based compensation and reduction of U.S. deduction for foreign derived intangible income (“FDII”) and U.S. federal research and development tax credits.

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the principal components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$75,502	$45,358
Amortization	22,599	21,741
Research and development credits	1,564	1,244
Share-based compensation	7,400	3,604
Accruals	1,001	1,286
Lease Liability	6,805	4,406
Other	3	1
Total deferred tax assets	114,874	77,640
Valuation allowance	(103,890)	(70,153)
Fixed assets and right-of-use asset	(5,765)	(4,502)
Other non-current assets (net deferred tax assets and liabilities)	$5,219	$2,985

For the years ended December 31, 2020 and 2019, the Company had cumulative UK net operating loss carryforwards of approximately $390.1 million and $266.8 million, respectively. Unsurrendered UK losses may be carried forward indefinitely, subject to numerous utilization criteria and restrictions and are fully offset by a valuation allowance.

For the year ended December 31, 2020, the Company had cumulative U.S. federal general business and U.S. state research and development tax credit carryforwards of approximately $2.0 million available to reduce future U.S. state tax liabilities. The U.S. state tax credit carryforwards can be carried forward indefinitely and are fully offset by a valuation allowance.

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

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of our deferred tax assets. Management has considered the Company’s history of cumulative net losses in the UK, along with estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of its UK deferred tax assets and U.S. state research and development tax credits. Accordingly, the Company has maintained a full valuation allowance against these net deferred tax assets as of December 31, 2020 and 2019, respectively.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increase in UK net operating loss carryforwards and UK amortization of intangible assets and were as follows:

	December 31,
	2020	2019
Valuation allowance as of beginning of year	$(70,153)	$(51,281)
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	(29,302)	(16,507)
Effect of foreign currency translation	(4,435)	(2,365)
Valuation allowance as of end of year	$(103,890)	$(70,153)

The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2020 and 2019.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2020, and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company and its subsidiaries file income tax returns in the UK, the U.S., and various foreign jurisdictions. Generally, the tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period.

16. Commitments and Contingencies

Lease commitments

The Company leases office and laboratory space and has an embedded lease at AGC. Refer to Note 10, Leases, for further information on the terms of the lease agreements.

Manufacturing and technology development master agreement with AGC

As discussed in Note 10, on July 2, 2020, the Company entered into the AGC Agreement, pursuant to which AGC will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Company development and commercial programs. Under the terms of the AGC Agreement, the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities The following table outlines the annual commitments associated with the contract, as of December 31, 2020:

Due in:	Product manufacturing commitments (1)	Dedicated manufacturing and development resources (2)	Exclusive transduction suites (3)	Total AGC Commitment
2021	$2,491	$8,524	$4,190	$15,205
2022	3,321	8,524	3,352	15,197
2023	3,321	8,524	3,352	15,197
2024	3,321	8,524	3,352	15,197
2025	1,661	4,262	838	6,761
Thereafter	—	—	—	—
Total manufacturing commitments	$14,115	$38,358	$15,084	$67,557

*Tabular disclosure above has been translated to U.S. Dollar, from Euro, using an exchange rate of €1.00 to $1.23.

(1) The minimum product manufacturing commitments may be increased to the mid-seven figures per contract year upon achievement of certain milestones.

(2) The Company may increase or decrease the usage of dedicated development services on a rolling basis with between six and 12-months’ prior written notice to AGC. The above table assumes continued usage of dedicated development services at current rates.

(3) Refer to Note 10 for further information on the embedded operating lease agreement

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

Other funding commitments

The Company has entered into several license agreements (see Note 14). In connection with these agreements the Company is required to make milestone payments and annual license maintenance payments or royalties on future sales of specified products.

Consulting Agreement

In December 2019, the Company entered into a consulting agreement with non-employee advisor whereby the Company is obligated to make cash payments of $0.1 million per year and to issue up to 91,034 ordinary shares, which vest annually over a four year period, and 92,035 ordinary shares upon attainment of certain clinical development and regulatory milestones. In December 2020, the Company issued 22,758 ordinary shares associated with the service condition.

During the years ended December 31, 2020 and 2019, the Company recorded $0.3 million and nil in research and development expense associated with the share-based awards with service conditions. During the years ended December 31, 2020 and 2019, no expense was recorded associated with the performance-based conditions.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

17. Benefit Plans

The Company makes contributions to private defined contribution pension plans on behalf of its employees. The Company matches its employee contributions up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $1.6 million and $1.3 million, in matching contributions for the years ended December 31, 2020 and 2019, respectively.

18. Related-party Transactions

GSK

In April 2018, the Company completed the GSK Agreement with subsidiaries of GSK (See Note 14). As consideration under the agreement the Company paid an upfront fee of $14.2 million, purchased inventory of $6.9 million, paid $0.8 million in transaction costs, and issued 12,455,252 convertible preferred shares valued at $93.4 million. Additionally, as part of the GSK Agreement, the Company obtained, and is responsible for maintaining the commercial availability of Strimvelis. The Company recorded a loss provision of $18.4 million associated with the agreement, as the costs to maintain Strimvelis are expected to significantly exceed revenues. The issuance of the convertible preferred shares made GSK a principal shareholder in the Company.

As of December 31, 2020, the Company had accounts payable and accrued expenses due to GSK of $0.1 million. During the year-ended December 31, 2020, the Company entered into a global license agreement with GSK for use of their lentiviral stable cell line technology whereby the Company recorded $1.2 million of in-process research and development expense associated with upfront payments made to GSK. During the year-ended December 31, 2020, the Company made $5.8 million in payments on accounts payable due to GSK associated with milestones, clinical inventory, and royalties.

During the year-ended December 31, 2019, the Company made $7.2 million in payments to settle accounts payable due to GSK associated with the TSA and royalties associated with sales of Strimvelis incurred during 2018. Additionally, during 2019, the Company made a $3.6 million payment associated with the inventory purchase liability incurred upon entering into the agreement, and $0.1 million in royalties associated with Strimvelis sales during the year. As of December 31, 2019, the Company had inventory purchase liability in accrued research and development expenses of $3.3 million.

19. Selected Quarterly Financial Information (unaudited)

The following tables summarizes the unaudited quarterly financial data for the last two fiscal years:

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full year
Total revenues	$—	$597	$1,998	$—	$2,595
Total costs and operating expenses	44,981	47,418	28,301	38,873	159,573
Loss from operations	(44,981)	(46,821)	(26,303)	(38,873)	(156,978)
Net loss attributable to ordinary shareholders	(50,569)	(47,500)	(20,290)	(33,620)	(151,979)
Weighted average ordinary shares outstanding - basic and diluted	98,713,126	99,251,314	99,664,616	100,013,246	99,445,874
Earnings per share	$(0.51)	$(0.48)	$(0.20)	$(0.34)	$(1.53)
	2019
	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter	Full year
Total revenues	$—	$—	$1,918	$595	$2,513
Total costs and operating expenses	28,283	54,152	43,330	49,621	175,386
Loss from operations	(28,283)	(54,152)	(41,412)	(49,026)	(172,873)
Net loss attributable to ordinary shareholders	(30,739)	(50,530)	(36,737)	(45,416)	(163,422)
Weighted average ordinary shares outstanding - basic and diluted	87,010,596	89,712,916	97,817,847	98,243,915	93,240,355
Earnings per share	$(0.35)	$(0.56)	$(0.38)	$(0.46)	$(1.75)

20. Subsequent Events

Securities Purchase Agreement

On February 9, 2021, the Company issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of the Company’s ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (the “Private Placement”). The Private Placement resulted in gross proceeds to the Company of $150.0 million before deducting placement agent fees of $6.0 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement entered into between the Company and the purchasers named therein on February 4, 2021.