Form 10-Q
period 2021-03-31
Orchard Therapeutics plc
filed 2021-05-13
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 4, 2021, the registrant had 123,769,373 voting and non-voting ordinary shares, nominal value £0.10 per share, outstanding.

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

•

The results from our clinical trials for OTL-200 for metachromatic leukodystrophy, or MLD, OTL-103 for Wiskott Aldrich syndrome, or WAS, and for any of our other product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration, or FDA, and/or the European Medicines Agency, or EMA, may require us to conduct additional clinical trials or evaluate patients for an additional follow-up period.

•	Interim data and ad hoc analyses are preliminary in nature. Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.
•

Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience and we rely on third party manufacturers that are often our single source of supply. We could experience manufacturing problems that result in delays in the development or commercialization of our commercial products or our product candidates or otherwise harm our business.

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
•

We may become subject to claims that we are infringing certain third-party patents, for example, patents relating to lentiviral vectors, or other third-party intellectual property rights, any of which may prevent or delay our development and commercialization efforts and have a material adverse effect on our business.

•

We have entered into collaborations with third parties to develop or commercialize product candidates and we may continue to do so in the future. If these collaborations are not successful, our business could be adversely affected.

•	The market price of our ADSs may be highly volatile and may fluctuate due to factors beyond our control.

i

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part I, Item 1.A. and the other information set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2021, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or 10-Q, contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:

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

•	other risks and uncertainties, including those listed under the caption “Item 1A. Risk Factors” in this 10-Q.

You should refer to the section titled “Item 1A. Risk Factors” in this 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot be assured that the forward-looking statements in this 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this 10-Q and the documents that we reference in this 10-Q and have filed as exhibits to this 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$78,883	$55,135
Marketable securities	219,543	136,813
Trade receivables	—	878
Prepaid expenses and other current assets	12,504	13,365
Research and development tax credit receivable, current	17,493	17,344
Total current assets	328,423	223,535
Non-current assets:
Operating lease right-of-use-assets	28,700	29,815
Property and equipment, net	4,591	4,781
Research and development tax credit receivable, net of current portion	3,552	—
Restricted cash	4,266	4,266
Other assets	19,581	18,540
Total assets	$389,113	$280,937
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,905	$8,823
Accrued expenses and other current liabilities	25,672	28,943
Operating lease liabilities	7,964	8,934
Notes payable current	6,944	4,861
Total current liabilities	48,485	51,561
Notes payable, long term	18,208	20,204
Operating lease liabilities, net of current portion	20,847	24,168
Other long-term liabilities	5,993	6,570
Total liabilities	93,533	102,503
Commitments and contingencies (see Note 12)
Shareholders’ equity:
Ordinary shares, £0.10 nominal value; 120,549,163 and 98,283,603 ordinary shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively; 3,215,434 and nil non-voting ordinary shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	15,995	12,507
Additional paid-in capital	920,211	771,194
Accumulated other comprehensive income	196	373
Accumulated deficit	(640,822)	(605,640)
Total shareholders’ equity	295,580	178,434
Total liabilities and shareholders’ equity	$389,113	$280,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Product sales, net	$—	$—
Costs and operating expenses:
Research and development	21,035	24,836
Selling, general and administrative	14,051	20,145
Total costs and operating expenses	35,086	44,981
Loss from operations	(35,086)	(44,981)
Other income (expense):
Interest income	171	1,480
Interest expense	(538)	(613)
Other income (expense), net	1,358	(6,790)
Total other income (expense), net	991	(5,923)
Net loss before income tax	(34,095)	(50,904)
Income tax (expense) benefit	(1,087)	335
Net loss	(35,182)	(50,569)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(64)	6,034
Unrealized loss on marketable securities	(113)	(1,021)
Total other comprehensive (loss) income:	(177)	5,013
Total comprehensive loss	$(35,359)	$(45,556)
Net loss per share, basic and diluted	$(0.31)	$(0.51)
Weighted average ordinary shares outstanding, basic and diluted	114,829,272	98,713,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,182)	$(50,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	495	482
Non-cash share-based compensation	6,268	9,479
Amortization of Strimvelis loss provision	(446)	(1,691)
Other non-cash adjustments	2,968	6,537
Changes in operating assets and liabilities:
Trade receivables	887	670
Research and development tax credit receivable	(3,554)	(3,385)
Prepaid expenses, other current assets and other assets	1,399	(2,500)
Operating leases, right-of-use assets	1,252	1,025
Accounts payable, accrued expenses and other current liabilities	(8,905)	(8,903)
Operating lease liabilities	(4,424)	(1,047)
Net cash used in operating activities	(39,242)	(49,902)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	47,200	68,143
Purchases of marketable securities	(130,387)	—
Payment of construction deposit	—	(10,000)
Purchases of property and equipment	(339)	(1,329)
Net cash (used in) provided by investing activities	(83,526)	56,814
Cash flows from financing activities:
Proceeds from equity plans	2,822	1,438
Taxes paid on net settlement of equity plan issuances	(296)	—
Proceeds from the issuance of ordinary shares in private placement	150,000	—
Payment of placement agent fees and offering costs	(6,092)	—
Net cash provided by financing activities	146,434	1,438
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	82	(303)
Net increase in cash, cash equivalents and restricted cash	23,748	8,047
Cash, cash equivalents, and restricted cash, beginning of period	59,401	23,317
Cash, cash equivalents, and restricted cash, end of period	$83,149	$31,364
Supplemental disclosure of non-cash activities
Property and equipment and intangible assets included in accounts payable and accrued expenses	$4,834	$382
Offering costs included in accounts payable and accrued expenses	198	—
Lease assets obtained in exchange for new operating lease liabilities	—	3,752
Supplemental disclosure of cash flow information:
Cash paid for interest	482	485

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(In thousands, except share and per share amounts)

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2019	96,923,729	$12,331	$738,481	$2,042	$(453,661)	$299,193
Share-based compensation expense	—	—	9,479	—	—	9,479
Exercise of share options	230,836	30	1,408	—	—	1,438
Foreign currency translation	—	—	—	6,034	—	6,034
Unrealized loss on available for sale debt securities	—	—	—	(1,021)	—	(1,021)
Net loss	—	—	—	—	(50,569)	(50,569)
Balance at March 31, 2020	97,154,565	$12,361	$749,368	$7,055	$(504,230)	$264,554

Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434
Share-based compensation expense	—	—	6,268	—	—	6,268
Exercise of share options	1,319,493	172	2,650	—	—	2,822
Vesting of restricted stock units, net of shares withheld for taxes	45,746	6	(302)	—	—	(296)
Sale of ordinary shares and non-voting ordinary shares, net of issuance costs of $6,290	24,115,755	3,310	140,401	—	—	143,711
Foreign currency translation	—	—	—	(64)	—	(64)
Unrealized loss on available for sale debt securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(35,182)	(35,182)
Balance at March 31, 2021	123,764,597	$15,995	$920,211	$196	$(640,822)	$295,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Orchard Therapeutics plc (the “Company”) is a global gene therapy company dedicated to transforming the lives of people affected by severe diseases through the development of innovative, potentially curative gene therapies. The Company’s ex vivo autologous hematopoietic stem cell (“HSC”) gene therapy approach utilizes genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. The Company’s gene therapy product candidate pipeline spans multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist.

The Company is a public limited company incorporated pursuant to the laws of England and Wales. The Company has American Depositary Shares (“ADSs”) registered with the U.S. Securities and Exchange Commission (the “SEC”) and has been listed on the Nasdaq Global Select Market since October 31, 2018. The Company’s ADSs each represent one ordinary share of the Company.

In December 2020, the Company received standard marketing authorization from the European Commission for Libmeldy™ (atidarsagene autotemcel), for the treatment of early onset metchromatic leukodystrophy (“MLD”), characterized by biallelic mutations in the arylsulfatase-A (ARSA) gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

On February 9, 2021, the Company issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of the Company’s ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (together (i) and (ii) the “Private Placement”). The Private Placement resulted in net proceeds to the Company of $143.7 million after deducting placement agent fees of $6.0 million and other issuance costs of $0.3 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement entered into between the Company and the purchasers named therein on February 4, 2021.

The Company’s business is subject to risks and uncertainties common to development-stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful in gaining regulatory approval, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Through March 31, 2021, the Company funded its operations primarily with proceeds from the sale of convertible preferred shares, ADSs in the Company’s initial public offering (the “IPO”) and follow-on offering, ordinary shares in the Private Placement, proceeds from share issuances from employee equity plans, receipts from the United Kingdom (“UK”) research and development tax credit, and reimbursements from our research agreements with the University of California (“UCLA”) and the California Institute of Regenerative Medicine (“CIRM”). The Company has incurred recurring losses since its inception. As of March 31, 2021, the Company had an accumulated deficit of $640.8 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of March 31, 2021 of $298.4 million will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months.

The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2021 (the “Annual Report”).  The condensed consolidated balance sheet as of December 31, 2020 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, share-based compensation, operating lease assets and liabilities, and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic may also directly or indirectly impact the Company’s business, including impacts due to quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures.  Actual results could differ from the Company’s estimates.

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction gains of $1.4 million and losses of $6.8 million for the three months ended March 31, 2021 and 2020, respectively, which is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

When the fair value is below the amortized cost of the asset an estimate of expected credit losses is made, and is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the statement of operations; remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operation.

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

Each reporting period, management evaluates which tax relief programs the Company is expected to be eligible for and records a reduction to research and development expense for the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), management of the Company expects a proportion of expenditures being undertaken in relation to its pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the year ended December 31, 2021. The Company has qualified under the more favorable SME regime for the year ended December 31, 2020 and expects to qualify under the SME regime for the year ending December 31, 2021.

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

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense in the condensed consolidated statement of operations and comprehensive loss. The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the period:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$17,344	$28,644
Recognition of credit claims as offset to research and development expense	3,554	3,417
(Receipt) of credit claims	—	—
Foreign currency translation	147	(1,850)
Balance at end of period	$21,045	$30,211

As of March 31, 2021, the Company’s tax incentive receivable from the UK government was $21.1 million, of which $17.5 million was classified as current and $3.6 million was classified as long-term. As of December 31, 2020, the Company’s tax incentive receivable from the UK government was $17.3 million, all of which was classified as current.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account, as of March 31, 2021 and December 31, 2020. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at March 31, 2021 and December 31, 2020.

The Company includes the restricted cash balance in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows:

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$78,883	$55,135
Restricted cash	4,266	4,266
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$83,149	$59,401

The Company has $8.1 million in an escrow account associated with construction on the Fremont facility, for which the Company has ceased construction and build-out and subleased to a third-party. Subject to the terms of the lease and reduction provisions, this amount may be returned to the Company upon qualifying construction expenditure or will be returned in late 2022 (the “Sunset Date”) to the extent construction expenses have not been incurred. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $1.9 million in receipts from the escrow funds for costs incurred to date. Of the $8.1 million remaining in the escrow account, $1.6 million is classified within prepaid expenses and other current assets and $6.5 million is classified within other assets on the condensed consolidated balance sheet based on the timing of when the Company expects funds to be returned from the escrow agent. Future receipts from the escrow deposit will be dependent upon the timing of the subtenant construction spend through the Sunset Date.

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

Share-based compensation

The Company measures share-based awards granted to employees, consultants, and directors based on the fair value of the shares and options on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is the vesting period of the respective award. Forfeitures are accounted for as they occur.

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive (loss) income. Other comprehensive (loss) income consists of unrealized gains and losses on marketable debt securities and foreign currency translation.

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

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, utilities, performance of manufacturing services, purchase of inventory, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected not to apply the practical expedient and, with respect to its lease of manufacturing space at a contract manufacturing organization, the Company has allocated the consideration between the lease and non-lease components of the contract based on the respective fair values of the lease and non-lease components. The Company calculated the fair value of the lease and non-lease components using financial information readily available as part of its master services arrangement and other representative data indicative of fair value.

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

Strimvelis loss provision

As part of the GSK transaction (as detailed in Note 10), the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available. Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with Strimvelis and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a reduction in research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for updates to estimates of potential future losses. The Company will continue to evaluate its future estimates for amortization of the Strimvelis loss provision. The following table below outlines the changes to the Strimvelis loss provision for the periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$4,482	$6,790
Amortization of loss provision	(446)	(1,691)
Foreign currency translation	40	(348)
Balance at end of period	$4,076	$4,751

Of the balance as of March 31, 2021 noted in the table above, $1.1 million is classified as current, and $3.0 million is classified as non-current.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of voting and non-voting ordinary shares outstanding for the period. Diluted net loss is computed by adjusting net loss based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of ordinary shares outstanding for the period, including potential dilutive ordinary shares. For purpose of this calculation, outstanding options and unvested restricted shares are considered potential dilutive ordinary shares.  Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive.

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Share options	12,935,554	12,688,361
Unvested performance-based restricted share units	717,167	511,324
	13,652,721	13,199,685

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 – Income Taxes and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for the Company beginning January 1, 2021 and did not have a material impact on our condensed consolidated financial statements.

3. Fair Value Measurements and Marketable Debt Securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2021 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months ended March 31, 2021, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable debt securities as of March 31, 2021:

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$26,091	$—	$—	$26,091
Corporate bonds	—	$5,174	—	5,174
Commercial paper	—	23,854	—	23,854
Total cash equivalents	$26,091	$29,028	$—	$55,119
Marketable securities
Corporate bonds	$—	$96,879	$—	$96,879
Commercial paper	—	122,664	—	$122,664
Total marketable securities	$—	$219,543	$—	$219,543
Total	$26,091	$248,571	$—	$274,662

The following table summarizes the Company’s cash equivalents and marketable debt securities as of December 31, 2020:

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,650	$—	$—	$6,650
Corporate bonds	—	3,001	—	3,001
Commercial paper	—	2,999	—	2,999
Total cash equivalents	$6,650	$6,000	$—	$12,650
Marketable securities
U.S. government securities	$—	$2,997	$—	$2,997
Corporate bonds	—	93,358	—	93,358
Commercial paper		40,458	—	40,458
Total marketable securities	$—	$136,813	$—	$136,813
Total	$6,650	$142,813	$—	$149,463

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

Marketable Debt Securities

The following table summarizes the Company’s marketable debt securities as of March 31, 2021:

	At March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$102,030	$68	$(45)	$—	$102,053
Commercial paper	146,551	2	(35)	—	146,518
Total	$248,581	$70	$(80)	$—	$248,571

The following table summarizes the Company’s marketable securities as of December 31, 2020:

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$3,000	$—	$(4)	$—	$2,996
Corporate bonds	96,259	133	(32)	—	96,360
Commercial paper	43,469	1	(13)	—	43,457
Total	$142,728	$134	$(49)	$—	$142,813

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity, as of March 31, 2021 and December 31, 2020:

	At March 31, 2021	At December 31, 2020
Due in one year	$242,579	$132,056
Due after one year through three years	5,992	10,757
Total	$248,571	$142,813

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2021	2020
Prepaid external research and development expenses	$2,132	$1,421
Inventories	1,180	665
Other prepayments	4,634	4,930
VAT receivable	894	2,780
Construction deposit - current	1,634	1,552
Non-trade receivables	2,030	2,017
Total prepaid expenses and other current assets	$12,504	$13,365

5. Property and Equipment, net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2021	2020
Property and equipment:
Lab equipment	$5,159	$5,114
Leasehold improvements	2,486	2,522
Furniture and fixtures	304	304
Office and computer equipment	765	763
Construction-in-process	601	302
Property and equipment	$9,315	$9,005
Less: accumulated depreciation	(4,724)	(4,224)
Property and equipment, net	$4,591	$4,781

Depreciation expense was $0.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

6. Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2021	2020
Intangible assets - license milestones	$4,914	$3,076
Deferred tax assets	4,449	5,219
Deposits	1,019	1,144
Deferred financing costs	647	975
Other non-current assets	2,061	1,554
Construction deposits - long-term	6,491	6,572
Total other assets	$19,581	$18,540

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued external research and development expenses	$8,210	$8,878
Accrued payroll and related expenses	7,084	11,881
Accrued professional fees	758	791
Accrued other	3,616	3,401
Accrued milestone payments	4,914	3,076
Strimvelis loss provision - current portion	1,090	916
Total accrued expenses and other liabilities	$25,672	$28,943

During the three months ended March 31, 2021, the Company accrued regulatory and commercial-related milestone payments associated with license intangibles of $1.8 million. There were no license intangibles accrued during the three months ended March 31, 2020.

8. Notes Payable

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

Notes payable consist of the following:

	At March 31,	At December 31,
	2021	2020
Notes payable, net of issuance costs	$24,687	$24,659
Less current portion	(6,944)	(4,861)
Notes payable, net of current portion	17,743	19,798
Accretion related to final payment	465	406
Notes payable, long term	$18,208	$20,204

As of March 31, 2021, the estimated future principal payments due are as follows:

Aggregate Minimum Payments
2021 (April - December)	4,861
2022	8,333
2023	8,334
2024	4,597
2025	—
Thereafter	—
Total	26,125
Less: current portion	(6,944)
Less: unamortized portion of final payment	(660)
Less: unamortized debt issuance costs	(313)
Notes payable, long term	$18,208

During the three months ended March 31, 2021 and 2020, the Company recognized $0.5 million and $0.6 million of interest expense, respectively, related to the initial term loan. The effective annual interest rate for the three months ended March 31, 2021 on the outstanding debt under the term loan was approximately 8.6%.

9. Share-Based Compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors has determined not to make any further awards under the 2016 plan following the Company’s IPO. As of March 31, 2021, 3,542,397 shares remained available for issuance under the 2018 Plan, 1,000,000 shares remained available for issuance under the Inducement Plan, and 1,470,104 shares remained available for issuance under the ESPP.

Share option activity

The following table summarizes option activity under the plans for three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	13,895,643	$7.96
Granted	4,506,256	5.97
Exercised	(1,319,493)	2.06
Forfeited	(1,192,274)	11.16
Outstanding at March 31, 2021	15,890,132	$7.65
Vested and expected to vest, as of March 31, 2021	15,890,132	$7.65
Exercisable, March 31, 2021	6,116,939	$6.73

The weighted-average grant date fair value of share options granted during the three months ended March 31, 2021 was $3.87 per share.

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

In April 2020, the Company granted 195,000 performance-based RSUs with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D.  The award vests on January 2, 2024 as to 1/3 of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to achievement of specific clinical and regulatory milestones. No performance-based share unit performance conditions associated with this award were deemed probable and none vested during the three months ended March 31, 2021.

The maximum aggregate total fair value of the outstanding performance-based RSUs is $3.5 million. The fair value associated with the shares that could vest based on the market-based condition was recognized as expense over an average derived service period of 1.3 years. The fair value associated with the performance-based conditions will be recognized when achievement of the milestones becomes probable, if at all. In the fourth quarter of 2020, the Company determined that a performance milestone was probable upon approval of Libmeldy by the European Commission in December 2020, and recognized $1.2 million in compensation cost. The shares associated with recognition of this performance milestone vested and were issued in January 2021. The Company determined that, as of March 31, 2021, none of the two remaining regulatory and research and development milestones were deemed probable.

Time-based restricted share units

Time-based restricted share units generally vest in equal annual installments over a three-year period.

The following table summarizes award activity for the three months ended March 31, 2021:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2020	464,000	180,000	644,000	$8.75
Granted	—	20,000	20,000	5.98
Vested	(89,667)	—	(89,667)	9.40
Forfeited	(34,500)	(40,000)	(74,500)	11.80
Unvested and outstanding at March 31, 2021	339,833	160,000	499,833	$7.99

The amount of compensation cost recognized for the three months ended March 31, 2021 and 2020 for the market condition associated with the performance-based RSUs was not material.

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	March 31,	March 31,
	2021	2020
Research and development	$2,876	$3,110
General and administrative	3,392	6,369
Total share-based compensation	$6,268	$9,479

During the three months ended March 31, 2020, the Company recognized $2.7 million of share-based compensation expense to selling, general and administrative expense related to the modification of share option awards associated with the separation of the Company’s former Chief Executive Officer.

As of March 31, 2021, total unrecognized compensation cost related to unvested share options and time-based RSU’s was approximately $53.5 million. This amount is expected to be recognized over a weighted average period of approximately 2.9 years. As of March 31, 2021, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $3.5 million, dependent upon achievement of the aforementioned milestones.

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

As consideration for the licenses, the Company will be required to make payments to Telethon-OSR upon achievement of certain product development milestones, up to an aggregate of approximately €31.0 million ($36.2 million at March 31, 2021). Additionally, the Company will be required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on annual sales of licensed products covered by patent rights on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third-party sublicenses of the collaboration programs.

In May 2019, the Company entered into a license agreement with Telethon-OSR, under which Telethon-OSR granted to the Company an exclusive worldwide license for the research, development, manufacture and commercialization of Telethon-OSR’s ex vivo autologous HSC lentiviral based gene therapy for the treatment of mucopolysaccharidosis type I (“MPS-I”), including the Hurler variant (“MPS-IH”). Under the terms of the agreement, Telethon-OSR received €15.0 million in upfront and milestone payments from the Company upon entering into the agreement, resulting in $17.2 million in in-process research and development expense. The Company is also required to pay up to €28.0 million ($32.8 million at March 31, 2021) related to milestone payments contingent upon achievement of certain development, regulatory and commercial milestones. Additionally, the Company will be required to pay Telethon a tiered mid-single to low-double digit royalty percentage on annual net sales of licensed products.

Oxford BioMedica license, development and supply agreement

In November 2016, and amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica plc whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and whereby Oxford BioMedica will provide process development services (“Oxford BioMedica Development Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Development Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. No milestones were met during the three months ended March 31, 2020.  In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued another 75,413 ordinary shares to Oxford BioMedica with a total value of $0.8 million which was recorded to research and development expense. The Company may also pay low single-digit percentage royalties on net sales of collaborated product generated under the Oxford BioMedica Agreement.

11. Income Taxes

The Company recorded income tax expense of $1.1 million and income tax benefit of $0.3 million for the three months ended March 31, 2021 and 2020, respectively, which relates to the Company’s subsidiary operations in Europe and the U.S. The income tax expense for the three months ended March 31, 2021 was primarily due to share-based compensation shortfalls. The income tax benefit for the three months ended March 31, 2020 was the result of share-based compensation windfalls.

12. Commitments and Contingencies

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Manufacturing and technology development master agreement with AGC Biologics

The Company is party to an Agreement with AGC Biologic S.p.A (“AGC”) pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of March 31, 2021:

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive transduction suites	Total remaining AGC commitment
2021 (April - December)	$2,379	$7,796	$—	$10,175
2022	3,173	8,143	3,202	14,518
2023	3,173	8,143	3,202	14,518
2024	3,173	8,143	3,202	14,518
2025	1,586	4,072	1,601	7,259
Total manufacturing commitments	13,484	36,297	11,207	60,988

*Tabular disclosure above has been translated to U.S. Dollar, from Euro, using an exchange rate of €1.00 to $1.175.

Lease commitments

The Company leases office and laboratory space and has an embedded lease at AGC. There have been no material changes to the Company’s lease commitments as reported in the Company’s Annual Report on Form 10-K.

13. Employee Benefit Plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $0.5 million and $0.6 million in matching contributions for the three months ended March 31, 2021 and 2020, respectively.

14. Related Party Transactions

GSK

In April 2018, the Company completed the GSK Agreement with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses, for rare diseases and option rights on three additional programs in preclinical development from Telethon-OSR (see Note 10).

As of March 31, 2021, and December 31, 2020, the Company had accounts payable and accrued expenses due to GSK of nil and $0.1 million, respectively. During the three months ended March 31, 2021 and 2020 the Company made payments of $0.1 million and nil, respectively, to settle accounts payable due to GSK. During the three months ended March 31, 2021 and 2020, there were no sales of Strimvelis and the Company incurred no royalties due to GSK.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on From 10-Q. Some of the information contained in this discussion and analysis and set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II—Item 1A of this Quarterly Report on Form 10-Q and also in the Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

Orchard Therapeutics is a global gene therapy company dedicated to transforming the lives of people affected by severe diseases through the development of innovative, potentially curative gene therapies. Our ex vivo autologous hematopoietic stem cell (“HSC”) gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. We have one of the deepest and most advanced gene therapy pipelines in the industry spanning multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist.

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in our initial public offering (“IPO”) and follow-on offering, ordinary shares in our private placement, and convertible preferred shares. We have also financed our operations through proceeds from our senior term facilities agreement (the “Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”) and through proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

We have incurred significant operating losses since our inception. We will not generate revenue from product sales, except from potential future sales of Strimvelis, a commercial product we acquired in April 2018, and Libmeldy, for which we received standard marketing authorization by the European Commission in December 2020, unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. With the approval of Libmeldy in Europe, we are now focused on our transition from a primarily clinical development stage company to a commercial stage company. We plan to continue the implementation of our commercialization plan for Libmeldy and our near-term plans for commercialization include:

•	Enabling patient identification via multi-pronged diagnostics initiatives and newborn screening in Europe and the U.S.;
•	Expanding global footprint by qualifying leading centers with transplant and disease area expertise;
•	Leveraging cross-border and treatment abroad reimbursement pathways in Europe, Middle East, and Turkey;
•	Securing market access via multi-stakeholder engagement with various payment models.

Our net losses were $35.2 million and $50.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $640.8 million. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $298.4 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

Recent Developments

In December 2020, the European Commission granted standard marketing authorization for Libmeldy (OTL-200) (atidarsagene autotemcel) for the treatment of early onset MLD characterized by biallelic mutations in the ARSA gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline).  We expect to launch Libmeldy in Europe and generate product sales as early as the first half of 2021.

On February 9, 2021, we issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of our ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (together (i) and (ii) the “Private Placement”). The Private Placement resulted in net proceeds to us of $143.7 million after deducting placement agent fees of $6.0 million and other offering-related costs of $0.3 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement we entered into with the purchasers named therein on February 4, 2021. The ADSs representing the ordinary shares issued in the Private Placement were registered for resale on an automatic shelf registration statement on Form S-3 filed with the SEC on April 8, 2021.

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

Travel and stay-at-home orders could adversely affect our contract manufacturers and third-party logistics providers. To date, our third-party contract development and manufacturing organization (CDMO) partners have continued to operate at or near normal levels. While we currently do not anticipate any interruptions, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our or our third-party suppliers’ and CDMO partners’ ability to manufacture our products in development.  We have reviewed the collectability and valuation of our assets through the date of financial statement issuance and did not identify any significant recoverability concerns or impairments. Any prolonged material disruptions to our employees, suppliers, CDMOs, vendors or patients could impact our operating results and could lead to impairments. To date the Company has recorded impairments on long-lived assets that are due to a combination of a corporate restructuring and COVID-19 market impacts.

In addition, our ability to access the capital markets could be impacted if there are future disruptions to capital markets that result from the COVID-19 pandemic.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section titled “Item 1A. Risk Factors” included in this report and our Annual Report on Form 10-K filed with the SEC on March 2, 2021.

Components of our results of operations

Revenue

During the quarters ended March 31, 2021 and 2020, we recognized no revenue from sales of Strimvelis or Libmeldy. Libmeldy received approval from the EC in December 2020 and, if we are able to identify patients and secure reimbursement for our treatment, we may begin to generate revenue from the sale of Libmeldy in Europe in 2021. Strimvelis is distributed exclusively at the San Raffaele Hospital in Milan, Italy. While we expect that any future sales of Strimvelis will fluctuate quarter over quarter, we paused treating new patients with Strimvelis in October 2020 upon learning that a patient treated with the drug in 2016 under a compassionate use program was diagnosed with lymphoid T cell leukemia, a known risk factor for gammaretroviral vector-based gene therapy. The EMA’s Committee for Medicinal Products for Human Use, or CHMP, reviewed the updated risk-benefit assessment of Strimvelis as part of its ongoing MAA renewal procedure, concluded that the risk-benefit balance remains favorable and recommended in February 2021 that the marketing authorization for Strimvelis be renewed for five years, and we are currently able to resume sales of Strimvelis.

Cost of product sales

Cost of product sales consists of costs to manufacture, including acquiring raw materials and producing drug product, distribute and administer Strimvelis and royalty payments due to third parties that are tied to sales.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will remain consistent quarter over quarter for the near term as we continue to: (i) expedite the clinical development and continue to seek to obtain marketing approval for our lead product candidates, including OTL-200 in the U.S. for MLD and OTL-103 for WAS in the U.S. and Europe; (ii) initiate additional clinical trials for our product candidates, which may include OTL-102 for X-CGD, OTL-201 for MPS-IIIA, and OTL-203 for MPS-IH; (iii) reduce our investment in and development expenses for OTL-101 for ADA-SCID and OTL-300 for TDT and reallocate those financial resources to other programs; (iv) seek to improve the efficiency and scalability of our outsourced manufacturing processes and supply chain; (v) build process development and analytical capabilities in the near term, and potential manufacturing capabilities in the longer term; and (vi) continue to discover and develop additional product candidates. For example, in April 2020, we announced our intention to accelerate our research and development efforts for projects in less rare indications, including two new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease, and in November 2020 we announced a new program in amyotrophic lateral sclerosis (ALS). We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

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

•	obtaining market acceptance of Strimvelis, Libmeldy, and our current and future product candidates, if approved, as viable treatment options with acceptable long-term safety profiles;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed, including robust quality systems and compliance systems;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

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

While general and administrative expenses declined approximately 30% in the first quarter of 2021 as compared to the first quarter of 2020 due to our corporate restructuring, we expect that our general and administrative expenses will remain steady in the near term. We note that our selling costs are likely to increase as we continue to expand our organization into multiple countries in Europe to support the planned launch of Libmeldy, which received marketing authorization in the EU in December 2020 but that such increases will be offset by savings as a result of our restructuring and other initiatives.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Product sales, net	$—	$—	$—
Costs and operating expenses
Research and development	21,035	24,836	(3,801)
Selling, general and administrative	14,051	20,145	(6,094)
Total costs and operating expenses	35,086	44,981	(9,895)
Loss from operations	(35,086)	(44,981)	9,895
Other income (expense):
Interest income	171	1,480	(1,309)
Interest expense	(538)	(613)	75
Other income (expense):	1,358	(6,790)	8,148
Total other income (expense), net	991	(5,923)	6,914
Loss before provision for income taxes	(34,095)	(50,904)	16,809
Income tax (expense) benefit	(1,087)	335	(1,422)
Net loss	$(35,182)	$(50,569)	$15,387

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three months ended March 31
	2021	2020	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$5,741	$4,732	$1,009
Primary immune deficiencies	2,603	4,369	(1,766)
Blood disorders	127	182	(55)
Other research and preclinical programs under development	1,030	569	461
Total direct research and development expenses:	9,501	9,852	(351)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	8,953	10,107	(1,154)
Share-based compensation	2,876	3,110	(234)
Accretion of Strimvelis loss provision	(446)	(1,691)	1,245
Research and development tax credit	(3,554)	(3,417)	(137)
Facility and other	3,705	6,875	(3,170)
Total indirect research and development expenses	11,534	14,984	(3,450)
Total research and development expenses	$21,035	$24,836	$(3,801)

Direct research and development expenses for neurometabolic programs increased by $1.0 million. Direct expenses associated with OTL-200 declined by $0.4 million compared to the first quarter of 2020. This was primarily due to a decline of $1.0 million in clinical development related costs, offset by an increase of $0.6 million in manufacturing costs. Direct expenses for OTL-203 increased by $0.8 million, which is primarily due to an increase of $0.6 million related to technical development costs, as well as $0.2 million in other clinical and consulting costs attributable to the program. Direct expenses for OTL-201 increased by $0.5 million compared to the first quarter of 2020, which was primarily attributable to increases in manufacturing costs of $1.1 million, offset by a decline in clinical costs of $0.6 million. Direct expenses for OTL-202 increased slightly by $0.1 million as compared to the first quarter of 2020.

Direct research and development expenses for primary immune deficiency-related programs declined by $1.8 million. Direct expenses associated with OTL-101 declined by $2.5 million, which was primarily due to the de-prioritization of this program in the second quarter of 2020 and the savings associated with the de-prioritization. These savings include a $1.7 million decline in manufacturing costs and a $0.6 million decline in clinical trial costs. Direct expenses for OTL-103 increased by $1.1 million, primarily due to a $1.5 million increase in clinical and consulting costs, offset by a $0.4 million decline in manufacturing costs. Direct expenses associated with our OTL-102 program declined by $0.4 million. Direct expenses for Strimvelis were flat as compared to the first quarter of 2020.

Direct research and development expenses for blood disorder-related programs declined by $0.1 million in the first quarter of 2021. We expect that OTL-300 costs will continue to be minimal as we have reduced our investment and development in the program. The increase in costs of $0.5 million associated with other research and preclinical programs primarily relates to increased spend on programs such as OTL-204 for FTD, OTL-104 for Crohn’s, and other undisclosed pre-clinical programs. We expect these costs to continue to increase as part of our plan to focus on HSC gene therapy for larger indications.

Unallocated research and development costs and offsets to research and development expenses declined by $3.5 million. This is primarily due to a decline in personnel related costs of $1.2 million as a result of our strategic restructuring, which occurred in the second quarter of 2020. Other facility, travel, and unallocated platform-related research and development costs have declined by $3.2 million. This was driven by a $0.5 million decline in travel costs due to travel restrictions in response to the COVID-19 pandemic, a decline of $2.1 million in unallocated platform-related manufacturing costs, and a decline of $0.4 million in facilities costs as we have subleased our former Fremont manufacturing facility at the end of 2020 and no longer incur significant costs associated with the facility. Our UK research and development tax credit, which is recorded as an offset to research and development expense, increased by $0.1 million.  Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense, declined by $1.2 million as we have adjusted our ongoing estimate due to our reduction of investment in OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision in a given period.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three months ended March 31,
	2021	2020	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$5,493	$6,759	$(1,266)
Share-based compensation	3,392	6,383	(2,991)
Consulting, professional, and insurance-related costs	2,954	2,878	76
Marketing, promotions, and advocacy	1,103	2,148	(1,045)
Facilities and other costs	1,109	1,977	(868)
Total selling, general, and administrative expenses:	$14,051	$20,145	$(6,094)

Selling, general and administrative expenses were $14.1 million in the first quarter of 2021, compared to $20.1 million in the first quarter of 2020. The decline of $6.1 million was primarily due to a $0.7 million severance charge and $2.7 million share-based compensation charge associated with the separation of our former Chief Executive Officer in March 2020, that did not recur in the first quarter of 2021. Further, personnel costs declined as we realized savings associated with our corporate restructuring that took place in 2020. Consulting, professional, and insurance costs stayed relatively flat, with slight declines in professional and legal costs of $0.2 million offset by an increase in insurance expense of $0.2 million. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, declined by $1.0 million due to lower marketing costs for Strimvelis as well as our corporate strategy pivot. Market access fees, a component of marketing, promotions, and advocacy costs, remained flat. Facilities and other costs declined by $0.9 million, primarily due to a $0.4 million decline in travel expenses, as well as general reductions in facilities and IT-related costs associated with our corporate restructuring.

Other income (expense), net

Other income (expense), net for the first quarter of 2021 and 2020 consisted of income of $1.0 million and expenses of $5.9 million, respectively. During the first quarter of 2021, we had net realized and unrealized gains on foreign currency transactions of $1.4 million, compared to net realized and unrealized losses of $6.8 million for the first quarter of 2020. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, and typically fluctuates concurrently with fluctuations in the U.S. Dollar to Pounds sterling exchange rate. Additionally, we had interest income of $0.2 million in the first quarter of 2021, compared to $1.4 million in the first quarter of 2020. The decline is primarily due to a lower investment portfolio balance as of March 31, 2021 as compared to March 31, 2020. The decline in interest expense of $0.1 million in the first quarter of 2021 as compared to the first quarter of 2020 is attributable to lower interest rates on our Credit Facility, which is pegged to LIBOR.

Liquidity and capital resources

From our inception through March 31, 2021, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired our commercial product Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We expect to launch Libmeldy in Europe and generate product sales as early as the first half of 2021. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), and our Credit Facility.

On February 27, 2020 we entered into a Sales Agreement with Cowen and Company, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. As of March 31, 2021, we have not sold any shares under the Sales Agreement.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(39,242)	$(49,902)
Net cash (used in) provided by investing activities	(83,526)	56,814
Net cash provided by financing activities	146,434	1,438
Effect of exchange rate changes on cash and cash equivalents	82	(303)
Net increase in cash, cash equivalents, and restricted cash	$23,748	$8,047

Operating activities

During the first quarter of 2021, operating activities used $39.2 million of cash, primarily resulting from our net loss of $35.2 million. Cash usage from changes in our operating assets and liabilities was $13.3 million, which was primarily driven by an increase in our research and development tax credit receivable of $3.6 million and a decline in accounts payable and accrued expenses of $8.9 million. The decline in accounts payable and accrued expenses is primarily attributable to the cash payout of the 2020 annual bonuses of $7.2 million in the first quarter of 2021. Non-cash adjustments to operating activities of $9.2 million was generally due to $6.3 million in non-cash share-based compensation expense, offset by $0.4 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Further, there were unrealized foreign currency transaction losses on investments and intercompany accounts by our UK subsidiary of $1.4 million, which are an add-back to cash flows from operating activities.

During the first quarter of 2020, operating activities used $49.9 million of cash, primarily resulting from our net loss of $50.6 million. Cash usage from changes in our operating assets and liabilities was $14.1 million, which was primarily driven by an increase in our research and development tax credit receivable of $3.4 million and a decline in accounts payable and accrued expenses of $8.0 million. The decline in accounts payable and accrued expenses is primarily attributable to the payout of our annual bonuses of $9.0 million in the first quarter of 2020. Non-cash adjustments to operating activities of $14.8 million was generally due to $9.5 million in non-cash share-based compensation expense, offset by $1.7 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Further, there were unrealized foreign currency transaction losses on investments and intercompany accounts by our UK subsidiary of $6.4 million that were driven by the strengthening of the U.S. dollar.

Investing activities

During the first quarter of 2021 and 2020, we used $83.5 million and generated $56.8 million, respectively, of cash in investing activities. The increase in cash used for investing activities in the first quarter of 2021 compared to the first quarter of 2020 is attributable to purchases of marketable debt securities of $130.4 million in the first quarter of 2021, as compared to nil purchases in the first quarter of 2020. Proceeds from the sales and maturities of marketable securities were $47.2 million in the first quarter of 2021, as compared to $68.1 million in the first quarter of 2020. Further in the first quarter of 2020, we made a $10 million construction deposit associated with our former Fremont, California manufacturing facility, which did not recur in the first quarter of 2021.

Financing activities

During the first quarter of 2021, we had net proceeds from the issuance of ordinary shares in our private placement of $143.9 million after payment of $6.1 million in offering costs. During the first quarter of 2020, we did not have any proceeds from the issuance of ordinary shares in any private or public offerings.

Funding requirements

We expect our expenses and capital expenditures will remain consistent in the near term in connection with our ongoing activities as we advance the preclinical activities and clinical trials of our product candidates and as we:

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•

continue to grow a sales, marketing and distribution infrastructure for our commercialization of Strimvelis in the European Union and planned commercial launch of Libmeldy in Europe, and any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report, the following accounting policies involve the most judgment and complexity:

•	United Kingdom research and development tax credit
•	Accrued research and development expenses
•	Valuation of share-based compensation

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2020.

Off-balance sheet arrangements.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of March 31, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of $298.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and US bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $25.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 6% plus LIBOR. As of March 31, 2021, the carrying value of the term loans under the credit facility was $25.2 million.

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars, and expects to continue to do so in the future. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. We recorded net realized and unrealized foreign currency gains of $1.4 million and losses of $6.6 million for the three months ended March 31, 2021, and 2020, respectively. These foreign currency transaction gains and losses are primarily related to revaluation of intercompany balances denominated in currencies other than the U.S. dollar. The losses are included in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

Assets and liabilities have been translated at the exchange rates at the balance sheet dates, while revenue and expenses are translated at the average exchange rates over the reporting period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign exchange adjustment to other comprehensive loss, a component of shareholders’ equity.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2021, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Item 1A. Risk Factors.

Our business faces significant risks. This section of the Quarterly Report highlights some of the risks that may affect our future operating results. You should carefully consider the risks described below, as well as in our consolidated financial statements and the related notes included elsewhere in this Quarterly Report and in our other SEC filings. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and/or prospects. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements as a result of certain factors including the risks described below and elsewhere in this Quarterly Report and our other SEC filings. See “Special Note Regarding Forward-Looking Statements” above.

Risks related to our financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We incurred net losses of $35.2 million and $50.6 million for the three months ended March 31, 2021 and 2020, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, building a global commercial infrastructure to support commercialization of our product candidates, including Libmeldy (OTL-200) and OTL-103 for Wiskott Aldrich syndrome, or WAS, if such product candidates are approved, as well as expanding our team. Prior to the approval of Libmeldy in Europe in December 2020, Strimvelis was our only product that had been approved for sale. Absent the realization of sufficient revenues from product sales of Libmeldy and Strimvelis, and from sales of our current or future product candidates, if approved, we may never attain profitability.

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
•

continue our development of our product candidates, including continuing our ongoing advanced registrational trials and supporting studies of OTL-200 for MLD and OTL-103 for WAS, our ongoing and planned clinical trials of OTL-102 for X-linked chronic granulomatous disease, or X-CGD, OTL-203 for mucopolysaccharidosis type I Hurler variant, or MPS-IH, and OTL-201 for mucopolysaccharidosis type IIIA, or MPS-IIIA, and any other clinical trials that may be required to obtain marketing approval for our product candidates;

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

In December 2020, we received standard marketing authorization for Libmeldy in the European Union as well as the United Kingdom, Iceland, Liechtenstein and Norway. Although we are preparing to launch the commercialization of Libmeldy in Europe, to date Strimvelis is our only product that we have sold and, to date, it has only been approved for sale in the European Union for the treatment of ADA-SCID. Since receiving marketing authorization, only a limited number of patients have been treated with Strimvelis. There is no assurance that sales of Strimvelis will resume, and even if resumed, our revenue from sales of Strimvelis alone will not be sufficient for us to become profitable. Under the terms of our asset purchase and license agreement with GSK, or the GSK Agreement, we are required to use our best endeavors to make Strimvelis commercially available in the European Union until such time as an alternative gene therapy, is commercially available for patients, and at all times at the San Raffaele Hospital in Milan, Italy, provided that a minimum number of patients continue to be treated at this site.

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

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities during the first quarter of 2021, primarily due to our net loss of $35.2 million for that period. We expect our expenses to increase in connection with our ongoing activities, particularly as we prepare to launch the commercialization of Libmeldy in Europe, continue to support our commercial infrastructure in support of Strimvelis, if sales resume, and our anticipated commercialization of OTL-103 for WAS, if approved, continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and Strimvelis, if sales resume, and any other products for which we obtain marketing approval. Furthermore, we will continue to incur additional costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our research and development programs and/or commercialization efforts.

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

As we advance our product candidates, we are required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.

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

Libmeldy, Strimvelis and our product candidates and the process for administering Libmeldy, Strimvelis and our product candidates may cause serious or undesirable side effects or adverse events or have other properties that could delay or prevent regulatory approval, limit commercial potential or result in significant negative consequences for our company.

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

Additionally, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval to ensure that the benefits of our product candidates outweigh their risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and restrictions on how or where the product can be distributed, dispensed or used. Other non-U.S. regulatory authorities could impose other specific obligations, such as through a risk management plan, or RMP, submitted to the EMA. Furthermore, if we or others later identify undesirable side effects caused by Strimvelis, Libmeldy or our product candidates, several potentially significant negative consequences could result, including:

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

To date, most of the clinical trials for our product candidates were conducted as investigator-sponsored clinical trials using drug product manufactured at academic sites. Regulatory authorities may closely scrutinize the data collected from these trials and may require that we conduct additional clinical trials prior to any marketing approval.

We have limited experience conducting company-sponsored clinical trials and to date most of our product candidates have been evaluated under investigator-sponsored clinical trials using drug product manufactured at the applicable or relevant academic site. We did not control the design or administration of these investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these clinical trials. Investigator-sponsored clinical trials are often conducted under less rigorous clinical and manufacturing standards than those used in company-sponsored clinical trials. For example, the drug product used in our company-sponsored clinical trials is manufactured by third party CDMOs using current good manufacturing practices, or cGMP, standards. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-sponsored clinical trials and may require us to obtain and submit additional clinical data prior to granting any marketing approval, which could delay clinical development or marketing approval of our product candidates. We will be required to demonstrate comparability between the manufacturing process used at academic centers with the manufacturing process used at CDMOs, and we cannot provide assurances that we will satisfy such comparability requirements. We may also be required to demonstrate improved quality and drug product manufacturing state of control in accordance with cGMP standards. For example, in the compassionate use program conducted by Great Osmond Street Hospital, or GOSH, one patient experienced an SAE, staphylococcal infection, possibly resulting from a bacterial growth noted in samples of the fresh drug product during the transduction procedure at this academic facility. A similar SAE, bacteremia, was observed in the clinical trial conducted at University of California Los Angeles, or UCLA, for OTL-101 for ADA-SCID with the fresh drug product manufactured at the academic facility, also possibly due to contamination of the drug product. The bacteremia resolved on Day 3 without sequelae. We believe that our commercial manufacturing processes for our product candidates, together with cryopreserved formulation, which allows for safety/microbiological testing to be completed prior to drug infusion to the patient, could mitigate the risk of contamination of products that might have resulted in such infections, but there can be no assurance that this will be the case. To the extent that the results of our current company-sponsored trials are inconsistent with, or different from, the results of any investigator-sponsored trials or raise concerns regarding our product candidates, the regulatory authorities may question the results from some or all of these trials, and may require us to obtain and submit additional clinical data from drug product manufactured by CDMOs prior to granting any marketing approval, which could delay clinical development or marketing approval of our product candidates.

We may be unable to demonstrate comparability between drug product manufactured using hematopoietic stem cells, or HSCs, derived from the patient’s mobilized peripheral blood and drug product manufactured using HSCs derived from the patient’s bone marrow and/or comparability between drug product that has been cryopreserved and fresh drug product and/or demonstrate comparability between the manufacturing process used at academic centers with the manufacturing process used at CDMOs. Failure to demonstrate such comparability could adversely affect our ability to secure regulatory approval for our product candidates or could adversely affect the commercial viability of our product candidates if approved for use using only HSCs derived using bone marrow and/or fresh drug product.

To date, most of the patients who have been treated in clinical trials involving our product candidates received fresh drug product manufactured using HSCs derived from the patient’s bone marrow at academic centers. We are currently evaluating our product candidates and plan to seek marketing approval using drug product that is manufactured at CDMOs using HSCs derived from either the patient’s bone marrow or mobilized peripheral blood and using a procedure by which the gene-modified HSCs are cryopreserved in order to maintain the cellular material in suitable condition until it is thawed prior to being infused into the patient.

In those cases where clinical trials were conducted using vector and/or drug product manufactured at academic research centers (e.g., OTL-101 for the treatment of ADA-SCID), we will need to demonstrate comparability between vector and drug product manufactured by our CDMOs with vector and/or drug product manufactured at such academic centers. Similarly, in those cases where clinical trials were conducted using fresh drug product, we will need to demonstrate comparability between drug product that has been cryopreserved and fresh drug product. In some cases, clinical trials were conducted using drug product using bone marrow or mobilized peripheral blood, or both, as the cellular source. In some cases, we may seek to demonstrate comparability between drug product manufactured using one cellular source and another. In other cases, we may elect to initially seek approval of our product candidate using one cellular source only and subsequently seek approval for the use of the other cellular source. We cannot be assured that the FDA, EMA or other regulatory authority will not require us to conduct additional analytical comparability analyses, preclinical studies and/or clinical trials before approving our product candidates using these production methods and processes. Moreover, we cannot be assured that our analytical comparability analyses or clinical trials will be sufficiently robust to support approval or our product candidates using these production methods and processes. For example, in connection with our OTL-200 (Libmeldy) program, the FDA has noted that we may have challenges demonstrating comparability between data collected at one manufacturing facility using bone marrow and data collected at another manufacturing facility using bone marrow or peripheral blood, and both the FDA and the EMA have advised us that they will require clinical data using drug product that has been cryopreserved as part of our planned BLA and MAA submissions for OTL-103 for WAS.

If any of the FDA, EMA or other regulatory authority does not accept our comparability data or if an adequate potency assay for a product candidate is not available or supported by such regulatory authority, our regulatory approval for such product candidate, if any, will be limited or delayed. For example, if one or more of these regulatory authorities does not accept that our cryopreservation process produces a product candidate that is comparable to our fresh drug product, our regulatory approval, if any, would be limited to our fresh product candidate until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials or require additional test method development. Potency assays that measure strength (e.g., enzymatic activity, or other relevant function) of each active ingredient are required for release testing of licensed biological drug products, comparability and stability analysis.

In certain conditions, such as MLD and ADA-SCID, the potency of a product candidate may be directly measured through enzymatic activity; however, for an intracellular protein such as WAS, developing an assay is more complex. We are therefore working with the FDA and EMA to develop appropriate approaches to assess the drug product potency of OTL-103 for the treatment of WAS, but COVID-19-related restrictions to laboratory access at our facilities and those of our third-party service providers have delayed and may continue to delay the timeline for such development. If an adequate potency assay for a product candidate, such as OTL-103, is not available, if COVID-19-related restrictions to laboratory access persist, or if the FDA, EMA or other regulatory authority require additional tests or recommend a different approach to support the potency of any of our product candidates, regulatory approval for any such product candidates will be delayed, and such regulators might request additional clinical data to support comparability analysis. Similarly, if one or more of these regulatory authorities does not accept that our drug product manufactured with HSCs derived from the patient’s mobilized peripheral blood is comparable to drug product manufactured with HSCs derived from the patient’s bone marrow, any regulatory approval would be limited to drug product manufactured with HSCs derived from the patient’s bone marrow until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials. In April 2020, the FDA advised us that we may need to generate additional data to demonstrate the comparability of our OTL-200 drug product derived from the patient’s mobilized peripheral blood and the OTL-200 drug product derived from the patient’s bone marrow, and that the data provided to date are inadequate to determine if the two materials are comparable. Further, the FDA requested that we provide data that demonstrates the comparability of the different OTL-200 product formulations used across our trials. Failure to demonstrate such comparability, or if we are required to conduct additional testing or additional clinical trials, potentially at additional sites, would delay any marketing authorization and adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

Our focus on developing our current product candidates may not yield any commercially viable products, and our failure to successfully identify and develop additional product candidates could impair our ability to grow.

As part of our strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. Even if we receive approval of a product candidate, we may not achieve commercial success for a variety of factors, including failure to achieve market acceptance in the medical community and the availability of third-party insurance coverage or reimbursement. For example, we received standard marketing authorization for Libmeldy in December 2020 from the European Commission and are preparing to launch the commercialization of Libmeldy in Europe in the first half of 2021, but there is no assurance that our commercialization efforts will be successful or that our pricing assumptions or our assumptions about the size of the anticipated patient population will prove to be accurate. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in May 2020, we announced our decision to reduce investment in the development of OTL-101 for ADA-SCID and OTL-300 for TDT and to focus on other product candidates in our pipeline and new research and development efforts in less rare diseases. Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize OTL-101 or OTL-300, and if we choose to reprioritize OTL-101 or OTL-300 in the future, we may experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

For example, although sustained clinical activity has been observed in clinical trials to date for Libmeldy (OTL-200) and OTL-103 for WAS, follow-up in each of these clinical trials is ongoing and there can be no assurance that the results, in each case as of the applicable primary endpoint measurement date, seen in clinical trials of any of our product candidates ultimately will result in success in clinical trials or provide adequate support for marketing approvals by the FDA in the case of Libmeldy and by the FDA or EMA in the case of OTL-103 without conducting further clinical trials. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future trials involving our product candidates. There is limited data concerning long-term safety and efficacy following treatment with our product candidates. For example, OTL-202 for mucopolysaccharidosis type III-B, or MPS-IIIB, has not yet been tested in humans. These and any of our other product candidates may fail to adequately demonstrate safety and efficacy in clinical development despite positive results in preclinical studies. Our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these trials will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.

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

Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approvals in the United States and the European Union. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or EMA. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

We may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

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

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved such product candidate. Even if a product candidate demonstrates safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

As of March 18, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspection during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may similarly experience delays in their regulatory activities due to the COVID-19 pandemic.

In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, regulatory agencies may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. Regulators may approve a product candidate for a smaller patient population (such as pre-symptomatic MLD patients as opposed to symptomatic patients), drug formulation (such as drug product using HSCs derived from bone marrow as opposed to mobilized peripheral blood or vice versa) or manufacturing processes (such as fresh drug product as opposed to cryopreserved or use of different manufacturing facilities) than we are seeking. If we are delayed in obtaining or unable to obtain necessary regulatory approvals, or if we obtain more limited regulatory approvals than we expect, our business, prospects, financial condition and results of operations may suffer.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by the EMA or other regulatory authorities in other countries or jurisdictions, and approval by the EMA or another regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. For example, though we received standard marketing authorization of Libmeldy (OTL-200) from the European Commission in December 2020, there is no guarantee that we will receive approval from the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit an MAA to the EMA for approval of our product candidates in the European Union but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process. Even if a product candidate is approved, the FDA or the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the Exit Day), however there was an initial transition period during which European Union medicines legislation continued to apply in the United Kingdom. This transition period ended on December 31, 2020 but United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement (the “TCA”), which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the European Union. Under the terms of the TCA, the European Union and Great Britain have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, Great Britain will now no longer be covered by the centralized procedure for obtaining EEA-wide marketing authorizations for medicinal products (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of medicinal products will be required, resulting in an authorization covering the United Kingdom or Great Britain only. Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Most of the clinical trials for our product candidates conducted to date were conducted at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, most of the clinical trials conducted on our product candidates have been conducted outside the United States. For example, we do not yet have an IND open in the United States for OTL-203 for MPS-IH or OTL-300 for TDT. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, as noted in the risk factor immediately above. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, due to study design or otherwise, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Further, without an IND open in the United States, we forego more frequent interactions and dialogue with FDA regarding the design and conduct of our trials as well as product comparability, which may delay or halt the development of our product candidates later in development should FDA later disagree with the design or conduct of our trials or product comparability approach.

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

The FDA and comparable other regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. OTL-101 for ADA-SCID has received a Breakthrough Therapy designation from the FDA, OTL-200 for MLD and OTL-103 for WAS received RMAT designation from the FDA and both OTL-300 for TDT and OTL-203 for MPS-IH received a Priority Medicines, or PRIME, designation from EMA. Despite these designations, there can be no assurance that we will successfully obtain these or other designations for any of our other product candidates. In addition, while such designations could expedite the development or review process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, we may seek RMAT designation for some of our other product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A BLA for an RMAT may be eligible for priority review or accelerated approval. An RMAT may be eligible for priority review if it treats a serious condition, and, if approved would provide a significant improvement in the safety or effectiveness of the treatment of the condition. An RMAT may be eligible for accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a RMAT, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

In addition, the FDA has granted Rare Pediatric Disease designation to Strimvelis, OTL-101 for ADA-SCID, OTL-200 for MLD, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-IH, and we may seek Rare Pediatric Disease designation for some of our other product candidates. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Under the FDA’s Rare Pediatric Disease Priority Review Voucher, or PRV, program, upon the approval of a BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent new drug application or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with potential for PRVs to be granted through September 30, 2026. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for Libmeldy (OTL-200), OTL-101 for ADA-SCID, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-IH and qualify for such a PRV, the program may no longer be in effect at the time or the value of any such PRV may decrease such that we are may not be able to realize the benefits of such PRV.

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

We have sought and received orphan drug designation for Libmeldy (OTL-200), OTL-101 for ADA-SCID, OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-IH from the FDA, and for OTL-300 for TDT from the EMA, but we may be unable to obtain orphan drug designation for our other product candidates, and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

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

We have sought and received orphan drug designation for Libmeldy, OTL-101 for ADA-SCID, OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-IH from the FDA, and for OTL-300 for TDT from the EMA. If we request orphan drug designation for any of our other product candidates, there can be no assurances that the FDA or EMA will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

Biological products are inherently difficult to manufacture, and gene therapy products are complex biological products, the development and manufacture of which necessitates substantial expertise and capital investment. Libmeldy, Strimvelis and our product candidates are individually manufactured for each patient using complex processes in specialized facilities. Our production process requires a variety of raw materials, some of which are highly specialized, including the viral vector that encodes for the functional copy of the missing or faulty gene to treat a specific disease. Some of these raw materials have limited and, in some cases, sole suppliers. Even though we plan to have back-up supplies of raw materials whenever possible, we cannot be certain such supplies will be sufficient if our primary sources are unavailable. A shortage of a critical raw material or a technical issue during manufacturing may lead to delays in clinical development or commercialization of our product candidates. Additionally, each manufacturing batch must meet certain analytical specifications to be released and production difficulties caused by unforeseen events may delay the availability of one or more of the necessary raw materials or delay the manufacture of our product candidates for use in clinical trials or for commercial supply. As a result of the COVID-19 global pandemic, some of our CDMOs have experienced, and may continue to experience, delays and other direct impacts at their manufacturing sites as a result of travel restrictions, shelter-in-place policies or restrictions and other disruptions caused by the pandemic.

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

Before we can begin to commercially manufacture our viral vector or product candidates in a CDMO facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility in which manufacturing is performed. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product; therefore, the timeframe required for us to obtain such approval is uncertain. In addition, we must pass a pre-approval inspection of our CDMOs manufacturing facility by the FDA and other relevant regulatory authorities before any of our gene therapy product candidates can obtain marketing approval.

Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that a manufacturing or bioresearch monitoring inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

The FDA, EMA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, EMA or other foreign regulatory authorities may require that we not distribute a product lot until the relevant agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in a viral vector or a gene therapy product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Problems in our manufacturing processes could restrict our ability to meet market demand for our products.

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

Risks related to our reliance on third parties

We have in the past, and in the future we may, enter into collaborations with third parties to develop or commercialize product candidates. If these collaborations are not successful, our business could be adversely affected.

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

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report apply to the activities of our collaborators.

We may in the future decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process will likely be time-consuming and complex. Our ability to reach a definitive collaboration agreement in such instances will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

We utilize, and expect to continue to utilize, third parties to conduct some or all aspects of our vector production and product manufacturing for the foreseeable future, and these third parties may not perform satisfactorily.

We are not able to independently manufacture material for our planned clinical programs or our commercial supply of Libmeldy, Strimvelis or any other product for which we obtain marketing approval, if any, and we do not expect to be able to in the foreseeable future. We currently rely on our CDMOs and in some cases academic partners for the production of our viral vectors and product candidates for our ongoing registrational and clinical trials and preclinical studies. For future clinical trials and for Libmeldy and other products for which we obtain marketing approval, if any, we intend to utilize materials manufactured by CDMOs. If our academic partners or these CDMOs do not successfully carry out their contractual duties, meet expected deadlines or manufacture our viral vector and product candidates in accordance with regulatory requirements or if there are disagreements between us and our academic partners or these CDMOs, we will not be able to complete, or may be delayed in completing, the preclinical studies and clinical trials required to support approval of our product candidates or the FDA, EMA or other regulatory agencies may refuse to accept our clinical or preclinical data. In such instances, we may need to enter into an appropriate third-party relationship, which may not be readily available or available on acceptable terms. This could cause additional delay or increased expense prior to the approval of our product candidates and could have a negative impact on our business, financial condition, results of operations and prospects.

We partner with CDMOs and intend to utilize viral vectors and gene therapy products manufactured by CDMOs for our future clinical trials and products for which we obtain marketing approval. In some cases, we may need to perform clinical or analytical or other animal or cell-based testing to demonstrate that materials produced by these CDMOs, or any other third-party manufacturer that we engage, is comparable to the material produced by our academic partners and utilized in our registrational and clinical trials of our product candidates. There is no assurance that these CDMOs, or any other future third-party manufacturer that we engage, will be successful in producing any or all of our viral vector or product candidates, that any such product will, if required, pass the required comparability testing, or that any materials produced by these CDMOs or any other third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials produced by our academic partners. We believe that our manufacturing network will have sufficient capacity to meet demand for our clinical and existing and expected initial commercial needs, but there is a risk that if supplies are interrupted or result in poor yield or quality, it would materially harm our business. Additionally, if the gene therapy industry were to grow, we may encounter increasing competition for the raw materials and consumables necessary to produce our product candidates. Furthermore, demand for CDMO cGMP manufacturing capabilities may grow at a faster rate than existing manufacturing capacity, which could disrupt our ability to find and retain third-party manufacturers capable of producing sufficient quantities of our viral vectors or product candidates for future clinical trials or to meet expected initial commercial demand.

Under certain circumstances, our current CDMOs may terminate their engagements with us. If we need to enter into alternative arrangements, it could delay our development activities. Our reliance on our CDMOs for certain manufacturing activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations.

In addition to our current CDMOs, we may rely on additional third parties to manufacture our viral vectors and/or drug products in the future and to perform quality testing. Reliance on these third parties entails risks that we would not be subject to if we manufactured the product candidates ourselves, including:

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

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize any of our product candidates. Some of these events could be the basis for FDA, EMA or other regulatory authority action, including injunction, recall, seizure or total or partial suspension of product manufacture.

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

Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. The FDA, EMA or comparable foreign regulatory authorities may deem the clinical data generated in our clinical trials unreliable and may require us to perform additional clinical trials before approving our marketing applications if, among other things, we fail to exercise adequate oversight over any of our academic partners or CROs or if our academic partners or CROs do not successfully carry out their respective contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements. We cannot assure that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We do not control the design or conduct of the academic-sponsored trials, and it is possible that the FDA or EMA will not view these academic-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements provide us certain information rights with respect to the academic-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the academic-sponsored trials. However, we do not have control over the timing and reporting of the data from academic-sponsored trials, nor do we own the data from the academic-sponsored trials. If we are unable to confirm or replicate the results from the academic-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of OTL-102 for X-CGD, OTL-203 for MPS-IH, OTL-201 for MPS-IIIA or any other product candidate investigated in an academic-sponsored clinical trial. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the academic-

sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these academic-sponsored trials or our interpretation of preclinical, manufacturing or clinical data from these academic-sponsored trials. If so, the FDA or EMA may require us to obtain and submit additional preclinical, manufacturing or clinical data.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our viral vectors and drug products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

We currently have relationships with a limited number of suppliers for the manufacturing of our viral vectors and drug products. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain, and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals of our product candidates or commercialization of our commercial products or product candidates, if approved, and cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our preclinical studies and clinical trials may be delayed.

We are dependent on a limited number of suppliers and, in some instances, a sole supplier, for some of our components and materials used in our product candidates.

We currently depend on a limited number of suppliers and, in some instances, a sole supplier, for some of the components and equipment necessary for the production of our viral vectors and drug product. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Our use of a sole or a limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. There are, in general, relatively few alternative sources of supply for these components, and, in some cases, no alternatives. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. As a result of the COVID-19 pandemic, we may experience supply shortages from some of our suppliers. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

Because we currently rely on third parties to manufacture our vectors and our commercial products and product candidates, and because we collaborate with various organizations and academic institutions on the advancement of our gene therapy approach, we must, at times, share trade secrets with such third parties. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability to us from these revenue streams is likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow the CMS to a substantial degree. It is difficult to predict what the CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Factors payors consider in determining reimbursement are based on whether the product is:

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

Moreover, efforts by governmental and payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Public health crises such as pandemics or similar outbreaks can adversely impact our business. The COVID-19 global pandemic has caused significant disruptions to the U.S. and global economies, has contributed to significant volatility and negative pressure in financial markets, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have impacted various aspects of our business and our operations and are likely to continue to impact our operations. The extent to which the COVID-19 global pandemic impacts our operations, or those of our third-party partners, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the duration of the pandemic and related disruptions as a result of “shelter-in-place” orders or similar mandatory or voluntary restrictions, renewed outbreaks in the future, including of novel strains of the virus, the ability to distribute and deliver approved vaccines on a timely basis and the effectiveness of such vaccines, new information that may emerge concerning the severity of the pandemic and other actions to contain the coronavirus or treat its impact, among others.

In response to the pandemic, we implemented a work from home policy. Our administrative employees continue to work outside of our offices, and we have reduced on-site staff significantly and, in some cases, restricted on-site staff to only those required to execute certain laboratory and related support activities. Continued remote working could have a variety of impacts on our business, including increasing our cyber security risk, creating data accessibility concerns, and making us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, manufacturing sites and clinical trial sites. We may also experience difficulty in recruiting and onboarding new employees. In addition, as a result of continued shelter-in-place orders or policies or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Trial procedures (particularly any procedures that may be deemed non-essential), patient dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to the above factors or other reasons related to the pandemic. Furthermore, if the coronavirus, including new strains of the virus, continues to spread, or recurs in the future, or if approved vaccines are not as effective as anticipated or are significantly delayed in being administered, some patients and clinical investigators may not be able to comply with clinical trial protocols or we may see increased rates of patients withdrawing from any planned clinical trial following enrollment, including as a result of contracting COVID-19, quarantines or other travel limitations (whether voluntary or required), which may impede patient movement, affect access to trial sites, or interrupt healthcare services. Moreover, follow-up visits associated with our active clinical trials are in most cases being conducted using alternative data collection approaches due to COVID-19 travel and other trial site limitations. Though we are following the FDA, EMA and certain country-specific guidance on the management of clinical trials during the COVID-19 pandemic, we may also utilize other alternative approaches that may not be as effective as traditional approaches, and regulatory bodies, such as the FDA and EMA, may not approve such data collection techniques and may consider the data collected during the COVID-19 pandemic insufficient support for the relevant regulatory filings. Additionally, we have experienced and anticipate that the COVID-19 pandemic may continue to result in regulatory delays, such as delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals. The pandemic may also result in greater regulatory uncertainty. For example, while the FDA and EMA have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including remote monitoring, protocol deviations and adverse event reporting, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance and the adequacy of the data collected during the COVID-19 pandemic to support regulatory filings. Any disruption or delay in our ability to complete preclinical and clinical development of our product candidates could impair our ability to successfully gain regulatory approval for and ultimately commercialize our product candidates and may harm our business and results of operations.

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

In addition, patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and have exhausted all other available therapies. The risk for SAEs in this patient population is high, which could have a negative impact on the safety profile of our product candidates. This could cause significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business.

Our future results will suffer if we do not effectively manage our expanded operations as a result of our acquisition of Strimvelis, Libmeldy (OTL-200), OTL-103 for WAS, OTL-203 for MPS-IH and OTL-300 for TDT or of future acquisitions or strategic transactions.

We acquired worldwide rights to Libmeldy (OTL-200), Strimvelis, OTL-103 for WAS and OTL-300 for TDT in April 2018 pursuant to the GSK Agreement, and worldwide rights to OTL-203 for MPS-IH in May 2019 pursuant to an exclusive licensing agreement with Telethon-OSR. The GSK Agreement significantly changed the composition of our operations, markets and product candidate mix, and we are continuing to adapt our organization to support these acquisitions. For example, in May 2020, we announced a reduction of the investment in and scope of our OTL-101 and OTL-300 programs and, based on the reallocation of capital, we have determined to prioritize other programs, including research and development projects in less rare indications. Our future success depends, in part, on our ability to continue to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

Our failure to adequately address the financial, operational or legal risks of our acquisition of the rights to Libmeldy, Strimvelis, OTL-103 for WAS, OTL-203 for MPS-IH and OTL-300 for TDT, or any future acquisitions, license arrangements or other strategic transactions related to our current or future product candidates could harm our business. Financial aspects of such future transactions that could alter our financial position, or operating results include:

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

Our future success depends, in part, upon our ability to manage our expansion opportunities. Integrating new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs, regulatory compliance and customer relationships, and maintaining other necessary internal controls pose substantial challenges for us. As a result, we cannot assure that our expansion or acquisition opportunities will be successful or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

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

We believe our product liability insurance coverage is sufficient in light of our current commercial and clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage each time we commercialize an additional product, but we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could adversely affect our results of operations and business.

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

Security incidents have become more prevalent across industries and may occur on our systems or on the systems of our third parties service providers. These security incidents may be caused by or result in but are not limited to security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from service providers we use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our or our service providers’ employees. Although we have taken a number of measures to detect, effectively remediate and prevent future phishing and other attacks and security threats, we cannot be certain that our efforts will be effective.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners, CROs and CDMOs. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by these parties could include intentional failures to (i) comply with the regulations of the FDA, EMA or of other foreign regulatory authorities, (ii) provide accurate information to the FDA, EMA and other foreign regulatory authorities, (iii) comply with healthcare fraud and abuse laws and regulations in the United States and abroad, (iv) report financial information or data accurately or (v) disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions such as criminal and administrative penalties, damages, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Healthcare legislative reform measures and constraints on national budget social security systems may have a material adverse effect on our business and results of operations.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things: (i) subjected biologic products to potential competition by lower-cost biosimilars; (ii) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (iii) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; (iv) extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; (v) subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; (vi) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019 (the “BBA”)) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (vii) provided incentives to programs that increase the federal government’s comparative effectiveness research.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. First, the Tax Cuts and Jobs Act of 2017, or the Tax Act, decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. Second, the BBA repealed the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers, and the medical device excise tax on non-exempt medical devices. The BBA also closed the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

In December 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA. Since the individual mandate was repealed as part of the Tax Act, the court held that the remaining provisions of the ACA were also invalid. In December 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate was unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. In March 2020, the United States Supreme Court granted the petitions for writs of certiorari to review the case, and the Supreme Court held oral arguments in November 2020. The Court has not rendered its opinion for such case and the ACA remains in effect. It is unclear what effect these developments will have on the status of the ACA.

In addition, in June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay in excess of $12.0 billion in ACA risk corridor payments to third-party payors. This decision was appealed to the U.S. Supreme Court, which in April 2020 reversed the U.S. Court of Appeals and remanded the case, concluding that the government had an obligation to pay these risk corridor payments under the relevant formula. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business are not yet known.

There have also been several attempts to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, former President Trump signed an Executive Order that terminated the cost-sharing subsidies that reimburse insurers under the ACA until Congress made necessary appropriations for such subsidies. However, in August 2020 the U.S. Court of Appeals ruled in two separate cases that the federal government was liable for the full amount of unpaid cost sharing reduction payments for the years preceding and including 2017. For unpaid amounts for 2018 and later, additional litigation will be required to determine the amounts due, if any.

Further, in December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, CMS published a final rule that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Congress could consider subsequent legislation to replace elements of the ACA that are repealed, invalidated or not implemented. Thus, the full impact of the ACA, any law replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

Other legislative changes potentially affecting our business have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, however, these reductions were suspended from May 2020 through the end of 2021 due to the COVID-19 pandemic.

In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. For 2019 and 2018, CMS altered the reimbursement formula on specified covered outpatient drugs, which was challenged in court. Most recently, in July 2020, the U.S. Court of Appeals for the District of Columbia held that the changes were within CMS’s authority. It is unclear how these developments could affect covered hospitals who might purchase our future products and the rates we may charge such facilities for our approved products in the future, if any.

There have been several other actions taken at a federal level seeking to lower drug prices. For example, the FDA released a final rule, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In November 2020, CMS also issued an Interim Final Rule implementing the Most Favored Nation model under which Medicare Part B reimbursement rates would be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, the Most Favored Nation model has not been implemented because the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction in December 2020 pending completion of notice-and-comment procedures under the Administrative Procedure Act. In January 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Although President Biden and his administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to, the below:

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties.

•

The federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery.

•

The anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

•

The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

•	The federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.
•	The federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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

•

Certain other state laws impose similar privacy obligations, and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Recent events in the UK may further complicate our data protection compliance efforts in Europe. Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU, as of January 1, 2021, the GDPR has been incorporated into UK domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019. UK-based organizations doing business in the EU will need to continue to comply with the EU General Data Protection Regulation (“GDPR”). Further, there is uncertainty with regard to how data transfers to and from the UK will be regulated. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20.0 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the United Kingdom’s exit from the EU (“Brexit”) on January 31, 2020 and the expiry of the subsequent transition period on December 31, 2020, the GDPR has been brought into UK law as the “UK GDPR”, but there may be further developments about the regulation of particular issues such as UK-EU data transfers. A bridging mechanism is currently in place between the UK and the EU to enable the free flow of data until an adequacy decision by the European Commission regarding the UK can be put in place. However, if we engage in personal data processing activities that cause us to be subject to UK data protection law, we may be required to take steps to ensure the lawfulness of our data transfers in the future.

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

Risks related to our intellectual property

We may become subject to claims that we are infringing certain third-party patents, for example, patents relating to lentiviral vectors, or other third-party intellectual property rights, any of which may prevent or delay our development and commercialization efforts and have a material adverse effect on our business.

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

We are highly dependent on intellectual property and data licensed from third parties to develop and commercialize our products and product candidates, and our development and commercialization abilities are subject, in part, to the terms and conditions of licenses granted to us by such third parties.

We are highly dependent on the intellectual property and data licensed to us by third parties that are important or necessary to the development of our technology and products and product candidates, including technology related to the manufacture and use of our products and product candidates. In particular, we do not own any patents or patent applications and have not in-licensed any issued patents related to Strimvelis, Libmeldy or any of our lead product candidates. We have in-licensed one U.S. patent application and a counterpart European patent application, know-how and data from UCLA and UCL Business plc, or UCLB, relating to OTL-101 for ADA-SCID. In addition, we have in-licensed certain know-how and data from GSK and Telethon-OSR, relating to Strimvelis, OTL-103 for WAS, Libmeldy, and OTL-300 for TDT, certain know-how and data from Telethon-OSR relating to OTL-203 for MPS-IH, and certain other intellectual property for our clinical and preclinical programs. Any termination of these license rights could result in the loss of significant rights and could harm or prevent our ability to commercialize our products and product candidates.

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

Our current license agreements impose, and we expect that future license agreements that we may enter into will impose, various obligations, including diligence and certain payment obligations. If we fail to satisfy our obligations, the particular licensor may have the right to terminate such agreements. Disputes may arise between us and any of our licensors regarding intellectual property subject to such agreements and other issues. Such disputes over intellectual property that we have licensed or the terms of our license agreements may prevent or impair our ability to maintain our current arrangements on acceptable terms, or at all, or may impair the value of the arrangement to us. Any such dispute could have a material adverse effect on our business. If we cannot maintain a necessary license agreement or if the agreement is terminated, we may be unable to successfully develop and commercialize the affected products and product candidates. Termination of our license agreements or reduction or elimination of our rights under them may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop or commercialize the affected product or product candidate or cause us to lose our rights under the agreement. Any of the foregoing could have a material adverse effect on our business.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. We currently do not own any patents or patent applications and have not in-licensed any issued patents related to Strimvelis, Libmeldy or OTL-103. Many of our products and product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all. Our or our licensors’ failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties, in particular, other established and better-financed gene therapy companies having established development, manufacturing and distribution capabilities, to make competing products or impact our ability to develop, manufacture and market our products and product candidates, even if approved, on a commercially viable basis, if at all, which could have a material adverse effect on our business.

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

We currently do not own any issued patents related to Strimvelis, Libmeldy or our lead product candidates. Certain intellectual property related to Strimvelis, Libmeldy and all of our product candidates are in-licensed from third parties, but we have not in-licensed any issued patents related to Strimvelis, Libmeldy or any of our product candidates, except for OTL-101 for which we have in-licensed a U.S. patent and its counterpart European patent from The Regents of the University of California and University College London, respectively. In certain situations and as considered appropriate, we and our licensors have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States relating to current and future products and product candidates that are important to our business. However, we cannot predict whether the patent applications currently being pursued will issue as patents, whether the claims of any resulting patents will provide us with a competitive advantage or prevent competitors from designing around our claims to develop competing technologies in a non-infringing manner, or whether we will be able to successfully pursue patent applications in the future relating to our current or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

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

Filing, prosecuting, maintaining, defending and enforcing patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. There can be no assurance that we will obtain or maintain patent rights in or outside the United States under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States (even in jurisdictions where we and our licensors pursue patent protection) or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products, and they may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products and product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights, even if obtained, in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Issued patents covering our products and product candidates could be found invalid or unenforceable if challenged in court or in administrative proceedings. We may not be able to protect our trade secrets in court.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our products or product candidates, should such a patent issue, the defendant could counterclaim that the patent covering our product or product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. An adverse determination in any of the foregoing proceedings could result in the revocation or cancellation of, or amendment to, our patents in such a way that they no longer cover our products or product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our products and product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Even if we establish infringement, misappropriation or another violation of our intellectual property rights, a court may decide not to grant an injunction against the offender and instead award only monetary damages, which may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our ADSs. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The patent positions of companies engaged in the development and commercialization of biologics are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the United States Supreme Court, or Supreme Court. The Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. Thereafter, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to not patent-eligible subject matter. Subsequently, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent-eligible. Thereafter, the USPTO issued a guidance memorandum instructing USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids.

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

Moreover, although the Supreme Court held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement and/or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter, the result of which could have a material adverse effect on our business.

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

Based upon our ordinary shares outstanding as of March 31, 2021, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 37.9% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Holders of ADSs are not treated as holders of our ordinary shares

Holders of our publicly traded securities are holders of ADSs with underlying ordinary shares in a company incorporated under English law. Holders of ADSs are not treated as holders of our ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of our ordinary shares, other than the rights that they have pursuant to the deposit agreement.

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

We are entitled to amend the deposit agreement and to change the rights of the ADS holders under the terms of such agreement, without the prior consent of the ADS holders. We and the depositary may agree to amend the deposit agreement in any way we decide is necessary or advantageous to us or to the depositary. Amendments may reflect, among other things, operational changes in the ADS program, legal developments affecting ADSs or changes in the terms of our business relationship with the depositary. In the event that the terms of an amendment are materially disadvantageous to ADS holders, ADS holders will only receive 30 days’ advance notice of the amendment, and no prior consent of the ADS holders is required under the deposit agreement. Furthermore, we may decide to direct the depositary to terminate the ADS facility at any time for any reason. For example, terminations may occur when we decide to list our ordinary shares on a non-U.S. securities exchange and determine not to continue to sponsor an ADS facility or when we become the subject of a takeover or a going-private transaction. If the ADS facility will terminate, ADS holders will receive at least 30 days’ prior notice, but no prior consent is required from them. Under the circumstances that we decide to make an amendment to the deposit agreement that is disadvantageous to ADS holders or terminate the deposit agreement, the ADS holders may choose to sell their ADSs or surrender their ADSs and become direct holders of the underlying ordinary shares, but they will have no right to any compensation whatsoever.

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

If this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the deposit agreement with a jury trial. If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the deposit agreement, by a federal or state court in the City of New York, which has non-exclusive jurisdiction over matters arising under the deposit agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to the deposit agreement and the ADSs.

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

Except as described in our Annual Report and this Quarterly Report and in the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. Under the terms of the deposit agreement, holders of the ADSs may instruct the depositary to vote the ordinary shares underlying their ADSs. Otherwise, holders of ADSs will not be able to exercise their right to vote unless they withdraw the ordinary shares underlying their ADSs to vote them in person or by proxy in accordance with applicable laws and regulations and our Articles of Association. Even so, ADS holders may not know about a meeting far enough in advance to withdraw those ordinary shares. If we ask for the instructions of holders of the ADSs, the depositary, upon timely notice from us, will notify ADS holders of the upcoming vote and arrange to deliver our voting materials to them. Upon our request, the depositary will mail to holders a shareholder meeting notice that contains, among other things, a statement as to the manner in which voting instructions may be given. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs. A shareholder is only entitled to participate in, and vote at, the meeting of shareholders, provided that it holds our ordinary shares as of the record date set for such meeting and otherwise complies with our Articles of Association. In addition, the depositary’s liability to ADS holders for failing to execute voting instructions or for the manner of executing voting instructions is limited by the deposit agreement. As a result, holders of ADSs may not be able to exercise their right to give voting instructions or to vote in person or by proxy and they may not have any recourse against the depositary or us if their ordinary shares are not voted as they have requested or if their shares cannot be voted.

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

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of May 4, 2021, we had outstanding 123,769,373 voting and non-voting ordinary shares. The holders of 20,654,332 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, as of March 31, 2021, 16,389,965 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting and, once we are no longer a “smaller reporting company”, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to shareholder litigation, which could have an adverse impact on the market price or our ADSs and cause us to incur additional expenses.

Shareholder protections and restrictions found in provisions under The City Code on Takeovers and Mergers do not apply to us.

In February 2020, the UK Takeover Panel confirmed that we are not considered to be subject to The City Code on Takeovers and Mergers, or The Takeover Code, and, as a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under The Takeover Code. The Takeover Code provides a framework within which takeovers of companies are regulated and conducted and which may operate to prohibit certain arrangements and courses of conduct considered customary in the United States. There are no provisions in our Articles of Association that replicate the provisions of The Takeover Code.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “smaller reporting company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We will qualify as a “smaller reporting company” if the market value of our ADSs held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of the last business day of our most recently completed second fiscal quarter. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

We conduct business globally. The tax treatment of the company or any of the group companies could be materially adversely affected by several factors, including, but not limited to: (i) changing tax laws, regulations and treaties, or the interpretation thereof; (ii) tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations and other initiatives); (iii) the practices of tax authorities in jurisdictions in which we operate; and (iv) the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.

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

We believe that we were not a CFC in the 2020 taxable year, but we may become a CFC in a subsequent taxable year. If we are classified as both a CFC and a passive foreign investment company, or PFIC (as discussed below), we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

If we are a PFIC there could be adverse U.S. federal income tax consequences to U.S. holders.

Under the Code, we will be a PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. holder holds our shares, the U.S. holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements.

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change tax attributes (such as research tax credits) to offset its post-change tax liabilities may be limited. We have completed several financings since our inception, which we believe have resulted in a change in control as defined by Section 382 of the Code. We may also experience ownership changes in the future as a result of subsequent shifts in our share ownership. As a result, if we incur U.S. federal tax liability, our ability to use our pre-change tax attributes carryforwards to offset U.S. federal tax liability may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the quarter ended March 31, 2021, we did not have any sales of unregistered securities except as detailed on the Company’s Current Report on Form 8-K, filed February 9, 2021.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Securities Purchase Agreement dated February 4, 2021, by and among Orchard Therapeutics plc and the Purchasers named therein (as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2021 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates the exhibit is being furnished, not filed, with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: May 13, 2021	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)