Form 10-Q
period 2021-06-30
Orchard Therapeutics plc
filed 2021-08-04
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 31, 2021, the registrant had 125,370,865 voting and non-voting ordinary shares, nominal value £0.10 per share, outstanding.

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

•

Business interruptions resulting from the ongoing COVID-19 pandemic or similar public health crises have caused and may continue to cause a disruption to the development of our product candidates and adversely impact our business.

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

i

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part I, Item 1.A. and the other information set forth in this Quarterly Report on Form 10-Q for the period ended June 30, 2021, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$99,929	$55,135
Marketable securities	169,385	136,813
Trade receivables	—	878
Prepaid expenses and other current assets	17,286	13,365
Research and development tax credit receivable, current	17,589	17,344
Total current assets	304,189	223,535
Non-current assets:
Operating lease right-of-use-assets	27,874	29,815
Property and equipment, net	4,588	4,781
Research and development tax credit receivable	7,782	—
Restricted cash	4,266	4,266
Other assets	16,059	18,540
Total assets	$364,758	$280,937
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,520	$8,823
Accrued expenses and other current liabilities	26,186	28,943
Operating lease liabilities	8,245	8,934
Notes payable, current	—	4,861
Total current liabilities	40,951	51,561
Notes payable, long-term	32,699	20,204
Operating lease liabilities, net of current portion	20,581	24,168
Other long-term liabilities	6,153	6,570
Total liabilities	100,384	102,503
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Ordinary shares, £0.10 nominal value; 120,667,663 and 98,283,603 ordinary shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; 3,215,434 and nil non-voting ordinary shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	16,010	12,507
Additional paid-in capital	925,981	771,194
Accumulated other comprehensive (loss) income	(186)	373
Accumulated deficit	(677,431)	(605,640)
Total shareholders’ equity	264,374	178,434
Total liabilities and shareholders’ equity	$364,758	$280,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales, net	$—	$597	$—	$597
Costs and operating expenses:
Cost of product sales	—	191	—	191
Research and development	21,750	31,568	42,785	$56,404
Selling, general and administrative	14,263	15,659	28,314	35,804
Total costs and operating expenses	36,013	47,418	71,099	92,399
Loss from operations	(36,013)	(46,821)	(71,099)	(91,802)
Other income (expense):
Interest income	113	892	284	2,372
Interest expense	(593)	(568)	(1,131)	(1,181)
Other income (expense), net	634	(943)	1,992	(7,733)
Total other income (expense), net	154	(619)	1,145	(6,542)
Net loss before income tax	(35,859)	(47,440)	(69,954)	(98,344)
Income tax (expense) benefit	(750)	(60)	(1,837)	275
Net loss	(36,609)	(47,500)	(71,791)	(98,069)
Other comprehensive (loss) income
Foreign currency translation adjustment	(374)	610	(438)	6,643
Unrealized (loss) gain on marketable securities	(8)	1,385	(121)	364
Total other comprehensive (loss) gain	(382)	1,995	(559)	7,007
Total comprehensive loss	$(36,991)	$(45,505)	$(72,350)	$(91,062)
Net loss per share, basic and diluted	$(0.29)	$(0.48)	$(0.60)	$(0.99)
Weighted average number of ordinary shares outstanding, basic and diluted	125,952,834	99,251,314	120,421,781	99,048,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,791)	$(98,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,003	1,081
Non-cash share-based compensation	11,809	15,558
Impairment of long-lived assets	—	5,650
Non-cash interest expense	200	254
Non-cash consideration for licenses	—	791
Amortization of Strimvelis loss provision	(814)	(2,018)
Amortization of premium on marketable securities	761	169
Other non-cash adjustments	7,657	6,984
Changes in operating assets and liabilities:
Trade receivables	893	642
Research and development tax credit receivable	(7,800)	(5,989)
Prepaid expenses, other current assets and other assets	(543)	(3,313)
Operating leases, right-of-use assets	2,518	1,525
Accounts payable, accrued expenses and other current liabilities	(14,341)	(9,644)
Operating lease liabilities	(4,846)	(1,633)
Net cash used in operating activities	(75,294)	(88,012)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	133,511	168,140
Purchases of marketable securities	(166,966)	(49,494)
Payment of construction deposit	—	(10,000)
Receipt of funds from construction deposit	199	1,876
Purchases of property and equipment	(935)	(2,484)
Net cash (used in) provided by investing activities	(34,191)	108,038
Cash flows from financing activities:
Proceeds from modification of credit facility, net of debt issuance costs paid	7,375	—
Proceeds from employee equity plans	2,836	2,582
Proceeds from the issuance of ordinary shares in private placement	150,000	—
Payment of placement agent fees and offering costs	(6,355)	—
Net cash provided by financing activities	153,856	2,582
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	423	(485)
Net increase in cash, cash equivalents and restricted cash	44,794	22,123
Cash, cash equivalents, and restricted cash, beginning of period	59,401	23,317
Cash, cash equivalents, and restricted cash, end of period	$104,195	$45,440
Supplemental disclosure of non-cash operating, investing and financing activities
Property and equipment and intangibles included in accounts payable and accrued expenses	2,860	125
Lease assets obtained in exchange for new operating lease liabilities	386	3,752
Shares issued as part of license agreement	—	791
Supplemental disclosure of cash flow information:
Cash paid for taxes	1,651	1,321
Cash paid for interest	931	927

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements Shareholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance at December 31, 2019	96,923,729	$12,331	$738,481	$2,042	$(453,661)	$299,193
Share-based compensation expense	—	—	9,479	—	—	9,479
Exercise of share options	230,836	30	1,408	—	—	1,438
Foreign currency translation	—	—	—	6,034	—	6,034
Unrealized loss on marketable securities	—	—	—	(1,021)	—	(1,021)
Net loss	—	—	—	—	(50,569)	(50,569)
Balance at March 31, 2020	97,154,565	$12,361	$749,368	$7,055	$(504,230)	$264,554
Share-based compensation expense	—	—	6,079	—	—	6,079
Exercise of share options	214,299	27	643	—	—	670
Issuance of ESPP shares	53,462	7	425	—	—	432
Ordinary shares issued as part of license agreements	75,413	10	781	—	—	791
Foreign currency translation	—	—	—	610	—	610
Unrealized gain on marketable securities	—	—	—	1,385	—	1,385
Net loss	—	—	—	—	(47,500)	(47,500)
Balance at June 30, 2020	97,497,739	$12,405	$757,296	$9,050	$(551,730)	$227,021

Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434
Share-based compensation expense	—	—	6,268	—	—	6,268
Exercise of share options	1,319,493	172	2,650	—	—	2,822
Vesting of restricted share units, net of shares withheld for taxes	45,746	6	(302)	—	—	(296)
Sale of voting and non-voting ordinary shares, net of issuance costs of $6,289	24,115,755	3,310	140,401	—	—	143,711
Foreign currency translation	—	—	—	(64)	—	(64)
Unrealized loss on marketable securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(35,182)	(35,182)
Balance at March 31, 2021	123,764,597	$15,995	$920,211	$196	$(640,822)	$295,580
Share-based compensation expense	—	—	5,541	—	—	5,541
Exercise of share options	15,725	2	7	—	—	9
Issuance of ESPP shares	102,775	13	288	—	—	301
Issuance costs associated with sale of voting and non-voting ordinary shares	—	—	(66)	—	—	(66)
Foreign currency translation	—	—	—	(374)	—	(374)
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—		(36,609)	(36,609)
Balance at June 30, 2021	123,883,097	$16,010	$925,981	$(186)	$(677,431)	$264,374

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

In December 2020, the Company received standard marketing authorization from the European Commission for Libmeldy™ (atidarsagene autotemcel), for the treatment of early onset metachromatic leukodystrophy (“MLD”), characterized by biallelic mutations in the arylsulfatase-A (ARSA) gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

On February 9, 2021, the Company issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of the Company’s ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (together (i) and (ii) the “Private Placement”). The Private Placement resulted in net proceeds to the Company of $143.6 million after deducting placement agent fees of $6.0 million and other issuance costs of $0.4 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement entered into between the Company and the purchasers named therein on February 4, 2021.

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

Through June 30, 2021, the Company funded its operations primarily with proceeds from the sale of convertible preferred shares, ADSs in the Company’s initial public offering (the “IPO”) and follow-on offering, ordinary shares in the Private Placement, proceeds from share issuances from employee equity plans, receipts from the United Kingdom (“UK”) research and development tax credit, and reimbursements from our research agreements with the University of California (“UCLA”) and the California Institute of Regenerative Medicine (“CIRM”). The Company has incurred recurring losses since its inception. As of June 30, 2021, the Company had an accumulated deficit of $677.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of June 30, 2021 of $269.3 million, will be sufficient to fund its operations and capital expenditure requirements through at least the next twelve months.

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

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction gains of $0.6 million and gains of $0.9 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded realized and unrealized foreign currency transaction gains of $2.0 million and losses of $7.4 million for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made and is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in net income.

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

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense in the condensed consolidated statement of operations and comprehensive loss. The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the period, for the periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$21,044	$30,211	$17,344	$28,644
Recognition of credit claims as offset to research and development expense	4,246	3,614	7,800	7,031
Receipt of credit claims	—	(1,015)	—	(1,015)
Foreign currency translation	81	(81)	227	(1,931)
Balance at end of period	$25,371	$32,729	$25,371	$32,729

As of June 30, 2021, the Company’s tax incentive receivable from the U.K. government was $25.4 million, of which $17.6 million was classified as current and $7.8 million was classified as noncurrent. As of December 31, 2020, the Company’s tax incentive receivable from the U.K. government was $17.3 million, all of which was classified as current.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease, and is required to hold this amount in a standalone bank account, as of June 30, 2021 and December 31, 2020. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at June 30, 2021 and December 31, 2020.

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

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$99,929	$55,135
Restricted cash	4,266	4,266
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$104,195	$59,401

The Company also has $7.9 million in an escrow account associated with the construction of the Company’s leased facility in Fremont, California, which the Company has ceased construction and build-out, and has subleased the facility to a third-party who intends to perform construction and build-out of the facility. Subject to the terms of the lease and reduction provisions, this amount may be decreased to nil over time upon qualifying construction expenditure, or will be returned in late 2022 to the extent funds are not used. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $2.1 million in receipts from the escrow funds for work performed to date. Of the $7.9 million remaining in the escrow account, $5.0 million is classified within other prepaid expenses and other current assets and $2.9 million is classified within other assets on the condensed consolidated balance sheet based on the timing of when the Company expects to receive the cash from the escrow agent.

Product sales

The Company’s product sales of Strimvelis are currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. San Raffaele Hospital will purchase and pay for Strimvelis and submit a claim to the payer. The Company’s contracted sales with San Raffaele Hospital contain a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied its performance obligation by transferring control of Strimvelis to San Raffaele Hospital. Control of the product generally transfers upon the completion of the scheduled Strimvelis treatment. The Company’s product sales represent total net product sales of Strimvelis. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and there is currently no variable consideration included in the transaction price for Strimvelis. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates that there is limited risk of product return, including the risk of product expiration. During the three months and six months ended June 30, 2021, the Company had no sales of Strimvelis.

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

Share-based compensation

The Company measures share-based awards granted to employees, consultants and directors based on the fair value of the shares and options on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is the vesting period of the respective award. Forfeitures are accounted for as they occur.

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive (loss) income. Other comprehensive (loss) income consists of unrealized gains and losses on marketable securities and foreign currency translation.

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

Strimvelis loss provision

As part of the GSK transaction, the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (see Note 11). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with the Strimvelis program and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a credit to research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and will adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for the updated future losses.

The following table below outlines the changes to the Strimvelis loss provision for the periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$4,076	$4,751	$4,482	$6,790
Amortization of loss provision	$(368)	$(349)	$(814)	$(2,018)
Foreign currency translation	28	(10)	68	(380)
Balance at end of period	$3,736	$4,392	$3,736	$4,392

Of the balance as of June 30, 2021 noted in the table above, $0.6 million is classified as current, and $3.1 million is classified as non-current.

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

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	As of June 30,
	2021	2020
Share options	12,625,435	12,343,287
Unvested performance-based restricted share units	692,668	680,824
	13,318,103	13,024,111

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 – Income Taxes and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU was adopted by the Company beginning January 1, 2021 and did not have a material impact on our condensed consolidated financial statements.

3. Fair value measurements and marketable securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2021 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months and six months ended June 30, 2021, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of June 30, 2021:

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$58,348	$—	$—	$58,348
Commercial paper	—	9,998	—	9,998
Total cash equivalents	$58,348	$9,998	$—	$68,346
Marketable securities
Corporate bonds	$—	$88,416	$—	$88,416
Commercial paper	—	80,969	—	80,969
Total marketable securities	$—	$169,385	$—	$169,385
Total	$58,348	$179,383	$—	237,731

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2020:

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,650	$—	$—	$6,650
Corporate bonds	—	3,001	—	3,001
Commercial paper	—	2,999	—	2,999
Total cash equivalents	$6,650	$6,000	$—	$12,650
Marketable securities
U.S. government securities	$—	$2,997	$—	$2,997
Corporate bonds	—	93,358	—	93,358
Commercial paper	—	40,458	—	40,458
Total marketable securities	$—	$136,813	$—	$136,813
Total	$6,650	$142,813	$—	$149,463

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

Marketable securities

The following table summarizes the Company’s marketable securities as of June 30, 2021:

	At June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$88,452	$9	$(45)	$—	$88,416
Commercial paper	90,968	5	(6)	—	90,967
Total	$179,420	$14	$(51)	$—	$179,383

The following table summarizes the Company’s marketable securities as of December 31, 2020:

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$3,000	$—	$(4)	$—	$2,996
Corporate bonds	96,259	133	(32)	-	96,360
Commercial paper	43,469	1	(13)	-	43,457
Total	$142,728	$134	$(49)	$-	$142,813

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity, as of June 30, 2021 and December 31, 2020

	At June 30, 2021	At December 31, 2020
Due in one year	$163,335	$132,056
Due after one year through three years	16,048	10,757
Total	$179,383	$142,813

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2021	2020
Prepaid external research and development expenses	$3,022	$1,421
Inventories	1,559	665
Other prepayments	3,513	4,930
VAT receivable	1,202	2,780
Construction deposit - current	4,969	1,552
Non-trade receivables	3,021	2,017
Total prepaid expenses and other current assets	$17,286	$13,365

5. Property and equipment, net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020
Property and equipment:
Lab equipment	$5,342	$5,114
Leasehold improvements	2,495	2,522
Furniture and fixtures	305	304
Office and computer equipment	1,189	763
Construction-in-process	508	302
Property and equipment	$9,839	$9,005
Less: accumulated depreciation	(5,251)	(4,224)
Property and equipment, net	$4,588	$4,781

Depreciation expense was $0.5 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $1.0 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. During the second quarter of 2020, the Company took impairment charges of $2.3 million related to construction-in-process and $0.8 million related to laboratory equipment (see Note 10).

6. Other assets

Other assets consist of the following:

	June 30,	December 31,
	2021	2020
Intangible assets - license milestones	$4,931	$3,076
Deferred tax assets	3,855	5,219
Deposits	1,025	1,144
Deferring financing costs	720	975
Other non-current assets	2,571	1,554
Construction deposits - long-term	2,957	6,572
Total other assets	$16,059	$18,540

7. Accrued expenses and other current liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued external research and development expenses	$10,395	$8,878
Accrued payroll and related expenses, including severance	8,347	11,881
Accrued professional fees	1,140	791
Accrued other	3,053	3,401
Accrued milestone payments	2,615	3,076
Strimvelis liability - current portion	636	916
Total accrued expenses and other liabilities	$26,186	$28,943

8. Notes payable

In May 2019, the Company entered into a senior term facilities agreement, which was amended in April 2020 (the “Original Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), as agent, and additional lenders from time to time (together with MidCap Financial, the “Lenders”), to borrow up to $75.0 million in term loans.

In May 2021, the Company amended and restated the Original Credit Facility (the “Amended Credit Facility”). Under the Amended Credit Facility, the Lenders agreed to make term loans available to the Company in the aggregate amount of $100.0 million, including increasing the principal on the initial term loan to $33.0 million, from $25.0 million. To date, the Company has borrowed $33.0 million under the amended initial term loan. The remaining $67.0 million under the Amended Credit Facility may be drawn down in the form of a second and third term loan, the second term loan being a $33.0 million term loan available no earlier than July 1, 2022  and no later than July 1, 2023 upon certain regulatory approvals and evidence of the Company having $100 million in cash and cash equivalent investments; and the third term loan being a $34.0 million term loan available no earlier than July 1, 2023 and no later than July 1, 2024 upon evidence of the Company having $100 million in cash and cash equivalent investments and attaining a pre-specified trailing 12-month revenue target.

Prior to execution of the Amended Credit Facility, each term loan under the Original Credit Facility bore interest at an annual rate equal to 6.0% plus LIBOR. The Company was required to make interest-only payments on the term loan for all payment dates prior to 24 months following the date of the Original Credit Facility, unless the third tranche was drawn, in which case for all payment dates prior to 36 months following the date of the Original Credit Facility. The term loans prior to the Amended Credit Facility were to begin amortizing on either the 24-month or the 36-month anniversary of the Original Credit Facility (as applicable), with equal monthly payments of principal plus interest to be made by the Borrower to the Lenders in consecutive monthly installments until the loan maturity date. In addition, a final payment of 4.5% was due on the loan maturity date. The Company accrued the final payment amount of $1.1 million associated with the first term loan of the Original Credit Facility, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the date of the Amended Credit Facility. Upon execution of the Amended Credit Facility, the Company was required to make a payment of $0.5 million for the accrued final payment associated with the Original Credit Facility, which was netted against proceeds from the additional initial term loan.

Each term loan under the Amended Credit Facility bears interest at an annual rate equal to 5.95% plus LIBOR. The Company is required to make interest-only payments on the term loan for 18 months following the date of the Amended Credit Facility, unless the Company is eligible for the second tranche, in which case the Company may elect to make interest-only payments for 30 months following the date of the Amended Credit Facility. The term loans under to the Amended Credit Facility begin amortizing on either the 18-month or the 30-month anniversary of the Amended Credit Facility (as applicable), with equal monthly payments of principal plus interest to be made by the Company to the Lenders in consecutive monthly installments until the loan maturity date. In addition, a final payment of 3.5% is due on the loan maturity date. The Company is accruing the final payment amount of $1.2 million associated with the first term loan of the Amended Credit Facility, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the loan maturity date.

The Amended Credit Facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets, changing the nature of the business and undergoing a change in control, in some cases subject to certain exceptions. The Company is also subject to an ongoing minimum cash financial covenant in which the Company must maintain unrestricted cash in an amount not less than $20.0 million following the utilization of the second term loan and not less than $35.0 million following the utilization of the third term loan.

As of June 30, 2021 and December 31, 2020, notes payable consist of the following:

	June 30,	December 31,
	2021	2020
Notes payable, net of issuance costs	$32,625	$24,659
Less: current portion	$—	(4,861)
Notes payable, net of current portion	$32,625	$19,798
Accretion related to final payment	74	406
Notes payable, long term	$32,699	$20,204

As of June 30, 2021, the estimated future principal payments due are as follows:

Aggregate Minimum Payments
2021 (July - December)	—
2022	785
2023	9,429
2024	9,429
2025	9,429
Thereafter	5,083
Total	34,155
Less current portion	—
Less unamortized portion of final payment	(1,081)
Less unamortized debt issuance costs	(375)
Notes payable, long term	$32,699

During the three months and six months ended June 30, 2021, the Company recognized $0.6 million and $1.1 million of interest expense, respectively, related to the term loan. During the three months and six months ended June 30, 2020 the Company recognized $0.6 million and $1.2 million of interest expense, respectively, related to the term loan. The effective annual interest rate as of June 30, 2021 on the outstanding debt under the term loan was approximately 8.6%.

9. Share-based compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors determined not to make any further awards under the 2016 plan following the Company’s IPO. As of June 30, 2021, 8,609,806 shares remained available for issuance under the 2018 Plan, and 1,341,016 shares remained available for issuance under the ESPP. In June 2020, the board of directors reserved for issuance 1,000,000 shares under the 2020 Inducement Plan, all of which remain available for issuance as of June 30, 2021.

Share option activity

The following table summarizes option activity under the plans for six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	13,895,643	$7.96
Granted	5,051,156	5.94
Exercised	(1,335,218)	2.05
Forfeited	(1,882,903)	11.24
Outstanding at June 30, 2021	15,728,678	$7.42
Vested and expected to vest, as of June 30, 2021	15,728,678	$7.42
Exercisable, June 30, 2021	7,000,330	$6.63

The weighted-average grant date fair value of share options granted during the six months ended June 30, 2021 was $3.85.

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

The following table summarizes award activity for the six months ended June 30, 2021:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2020	464,000	180,000	644,000	$8.75
Granted	—	27,500	27,500	6.29
Vested	(89,667)	—	(89,667)	11.80
Forfeited	(51,500)	(55,000)	(106,500)	9.30
Unvested and outstanding at June 30, 2021	322,833	152,500	475,333	$7.91

The maximum aggregate total fair value of all outstanding RSUs is $3.3 million. The fair value associated with the performance-based conditions will be recognized when achievement of the milestones becomes probable, if at all. The Company determined that, as of

June 30, 2021, none of the regulatory and research and development milestones associated with any outstanding RSUs were deemed probable. The amount of compensation cost recognized for the six months ended June 30, 2021 and 2020 for the market condition associated with the performance-based RSUs was nil million and $0.3 million, respectively. The amount of compensation cost recognized for the three months ended June 30, 2021 and 2020 for the market condition associated with the performance-based RSUs was nil million and $0.1 million, respectively.

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$2,135	$2,671	$5,011	$5,781
General and administrative	3,406	3,408	6,798	9,777
Total share-based compensation	$5,541	$6,079	$11,809	$15,558

During the six months ended June 30, 2020, the Company recognized $2.7 million of share-based compensation expense to selling, general and administrative expense related to the modification of share option awards associated with the separation of the Company’s former Chief Executive Officer.

As of June 30, 2021, total unrecognized compensation cost related to unvested share option grants was approximately $47.1 million. This amount is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2021, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $3.3 million, dependent upon achievement of the aforementioned milestones.

10. Restructuring charges

On May 4, 2020, the Company committed to a new strategic plan and restructuring intended to enable the Company to advance its corporate strategy while reducing overall operating expenses, including ceasing construction and build-out of its Fremont, California manufacturing facility, closing its office in Menlo Park, California, reducing its workforce by approximately 25% across the Company, eliminating a number of future positions expected to be recruited in 2020 and 2021, reducing its investment in the future development for certain programs, and other cost-saving measures (collectively, the “Restructuring”). The workforce reductions took place during the second and third quarters of 2020.

Cash restructuring charges

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. Activity for the 2020 fiscal year is summarized as follows:

Employee termination benefits
Balance at December 31, 2019	$—
Charged to expense	1,589
Payments made	(748)
Balance at June 30, 2020	$841

During the six months ended June 30, 2021, the Company had no restructuring charges. During the six months ended June 30, 2021 and 2020, nil and $1.1 million, respectively, of the employee termination benefits has been classified on the condensed consolidated statement of operations as research and development expense and nil and $0.5 million, respectively, has been classified as selling, general, and administrative expense.

Impairment of long-lived assets

During the three months and six months ended June 30, 2021 the Company had no non-cash restructuring charges. During the three months and six months ended June 30, 2020, the Company took the following non-cash charges to research and development expense associated with the impairment of construction-in-process associated with the Fremont manufacturing facility, partial impairment of the right-of-use asset for the Fremont manufacturing facility lease (the “Fremont ROU asset”), and a write-down of laboratory equipment from the Company’s Menlo Park, CA facility:

Asset write-downs
Operating lease right-of-use asset	$2,605
Construction-in-process	2,285
Laboratory equipment	760
Charge taken to research and development expense	5,650

The Company assessed the Fremont construction-in-process for impairment in May 2020 upon the Restructuring. The construction-in-process was related to design costs, and was determined to have no potential future value, and an impairment charge of $2.3 million was taken for the full value of the construction-in-process asset.

The Company assessed the Fremont ROU asset for impairment in May 2020 upon the Restructuring when the carrying value of the asset was $13.8 million. The Fremont ROU asset represented the asset group for the impairment assessment. Upon failing the first step of the long-lived asset impairment model where the undiscounted cash flows were less than the carrying value of the Fremont ROU asset, the Company performed the second step by comparing the fair value of the Fremont ROU asset to its carrying value. The fair value of the Fremont ROU asset is a non-recurring fair value measurement that was measured using a probability-weighted discounted cash flow approach, which estimated the present value of potential sublease income to be generated by the facility, less costs incurred to sublease the facility. The significant assumptions inherent in estimating the various probability weighted scenarios included the undiscounted forecasted sublease income less costs incurred, which included assumptions of the expected income and timing of entering into a future sublease, and a market-participant discount rate that reflects a potential discount rate. The Company selected the assumptions used in the fair value estimate using current market data associated with the potential sublease income and market participant discount rates. The undiscounted cash flows utilized in the fair value estimate ranged from $11.7 million to $19.1 million to be generated over the remainder of the lease term. The market-participant discount rate utilized in the fair value estimate was 4.6%. These assumptions represent level 3 inputs of the fair value hierarchy.

As of the assessment date, the fair value of the Fremont ROU asset was $11.2 million, and the Company recorded a $2.6 million impairment charge related to the asset. The remaining carrying value of the Fremont ROU asset will be amortized over the remaining lease term on a straight-line basis. In December 2020, the Company executed a sublease for the Fremont manufacturing facility with an unrelated third-party for the remaining lease term. No further impairment was necessary as a result of the sublease. The occurrence of a triggering event for the Fremont ROU asset in future periods could result in additional impairment charges if the estimated fair value of the asset is determined to be lower than the carrying value.

11. License agreements

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

The Company is required to use commercially reasonable efforts to obtain a Priority Review Voucher (“PRV”) from the United States Food and Drug Administration for each of the programs for MLD, WAS and TDT, the first of which GSK retained beneficial ownership over. GSK also has an option to acquire, at a price pursuant to an agreed upon formula, any PRV granted to the Company thereafter for MLD, WAS and TDT. If GSK does not exercise this option to purchase any PRV, the Company may sell the PRV to a third party and must share any proceeds in excess of a specified sale price equally with GSK. As part of the GSK Agreement the Company is also required to use its best endeavors to make Strimvelis commercially available in the European Union until such time as an alternative gene therapy is commercially available for patients in Italy, and at all times at the San Raffaele Hospital in Milan, provided that a minimum number of patients continue to be treated at this site.

The Company will pay GSK non-refundable royalties and milestone payments in relation to the gene therapy programs acquired. The Company will pay a flat mid-single digit percentage royalty on the annual net sales of Strimvelis. The Company will also pay tiered royalty rates at a percentage beginning in the mid-teens up to twenty percent for the MLD and WAS products, upon marketing approval, calculated as percentages of aggregate cumulative net sales of the MLD and WAS products, respectively. The Company will pay a tiered royalty at a percentage from the high single-digits to low double-digit for the TDT product, upon marketing approval, calculated as percentages of aggregate annual net sales of the TDT product. These royalties owed to GSK are in addition to any royalties owed to other third parties under various license agreements for the GSK programs. In aggregate, the Company may pay up to £90.0 million in milestone payments upon achievement of certain sales milestones applicable to GSK. The Company’s royalty obligations with respect to MLD and WAS may be deferred for a certain period in the interest of prioritizing available capital to develop each product. The Company’s royalty obligations are subject to reduction on a product-by-product basis in the event of market control by biosimilars and will expire in April 2048. Other than Strimvelis, these royalty and milestone payments were not determined to be probable and estimable at the date of the acquisition and are not included as part of consideration.

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

In May 2019, the Company entered into a license agreement with Telethon-OSR, under which Telethon-OSR granted to the Company an exclusive worldwide license for the research, development, manufacture and commercialization of Telethon-OSR’s ex vivo autologous HSC lentiviral based gene therapy for the treatment of mucopolysaccharidosis type I, including the Hurler variant (“MPS-IH”). Under the terms of the agreement, Telethon-OSR received €15.0 million in upfront and milestone payments from the Company upon entering into the agreement, resulting in $17.2 million in in-process research and development expense. The Company is also required to make milestone payments contingent upon achievement of certain development, regulatory and commercial milestones. Additionally, the Company will be required to pay Telethon a tiered mid-single to low-double digit royalty percentage on annual net sales of licensed products.

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

12. Income taxes

The Company recorded income tax expense of $1.8 million and benefit of $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The Company recorded income tax expense of $0.8 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, which relates primarily to the Company’s subsidiary operations in Europe and the U.S. The Company has not benefited operating losses related to its U.K. entities. The income tax expense for the three months and six months ended June 30, 2021 was primarily due to share-based compensation shortfalls. The income tax expense for the three months ended June 30, 2020 was primarily due to share-based compensation shortfalls. The income tax benefit for the six months ended June 30, 2020 was primarily due to share-based compensation windfalls.

13. Commitments and contingencies

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Manufacturing and technology development master agreement with AGC Biologics

The Company entered into an agreement with AGC Biologic S.p.A (“AGC”) in July 2020 pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of June 30, 2021:

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive transduction suites	Total remaining AGC commitment
2021 (July - December)	$1,452	$5,367	$—	$6,819
2022	2,813	8,385	3,297	14,495
2023	3,267	8,385	3,297	14,949
2024	3,267	8,385	3,297	14,949
2025	1,634	4,193	1,649	7,476
Total commitment	$12,433	$34,715	$11,540	$58,688

*Tabular disclosure above has been translated to U.S. Dollar, from Euro, using an exchange rate of €1.00 to $1.21.

Lease commitments

The Company leases office and laboratory space and has an embedded lease at AGC. There have been no material changes to the Company’s lease commitments as reported in the Company’s Annual Report on Form 10-K.

14. Employee benefit plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $0.4 million and $0.9 million in matching contributions for the three months and six months ended June

30, 2021, respectively. The Company paid $0.3 million and $1.0 million in matching contributions for the three months and six months ended June 30, 2020, respectively.

15. Related party transactions

GSK

In April 2018, the Company completed the GSK Agreement with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses for rare diseases and option rights on three additional programs in preclinical development from Telethon-OSR (see Note 11). As of June 16, 2021, GSK no longer had a right to nominate and appoint a designee to the Company’s board of directors, and GSK and is no longer considered a related party.

As of June 30, 2021, and December 31, 2020, the Company had accounts payable and accrued expenses due to GSK of nil and $0.1 million, respectively. During the six months ended June 30, 2021, the Company recorded no expense associated with transactions with GSK. During the six months ended June 30, 2020 the Company entered into a global license agreement with GSK for use of their lentiviral stable cell line technology whereby the Company recorded $1.3 million of in-process research and development expense associated with upfront payments made to GSK. During the six months ended June 30, 2021, the Company made $0.1 million in payment on accounts payable due to GSK. During the six months ended June 30, 2020, the Company made $0.6 million in payments on accounts payable due to GSK.

16. Subsequent events

On July 1, 2021, the Company announced a strategic collaboration with Pharming Group N.V. (“Pharming”) to research, develop, manufacture and commercialize OTL-105, an investigational ex vivo autologous HSC gene therapy for the treatment of hereditary angioedema (HAE), a life-threatening rare disorder that causes recurring swelling attacks in the face, throat, extremities and abdomen.

Under the terms of the collaboration, Pharming has been granted worldwide rights to OTL-105 and will be responsible for clinical development, regulatory filings and commercialization of the investigational gene therapy, including associated costs. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during preclinical and clinical development, which will be funded by Pharming. In addition, both the Company and Pharming will explore the application of non-toxic conditioning regimen for use with OTL-105 administration.

The Company received an upfront payment of $17.5 million comprising $10.0 million in cash and a $7.5 million equity investment from Pharming at a premium to the Company’s then recent share price, resulting in the issuance of 1,227,738 ordinary shares subject to resale restrictions. The Company is also eligible to receive up to $189.5 million in development, regulatory and sales milestones as well as mid-single to low double-digit royalty payments on future worldwide sales.

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

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in our initial public offering (“IPO”) and follow-on offering, ordinary shares in our private placement, and convertible preferred shares. We have also financed our operations through proceeds from our senior term facilities agreement (the “Amended Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”) and through proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

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

Our net losses were $71.8 million and $98.1 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $677.4 million. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $269.3 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

On May 28, 2021, we notified UCL Business Plc (“UCLB”) and The Regents of the University of California (“UCLA”) that we were terminating the license relating to our OTL-101 program for ADA-SCID, which was granted to us pursuant to the license agreement, dated February 6, 2016, among us, UCLB and UCLA, as amended (the “License Agreement”), such termination to be effective 30 days after the date of such notice. Except for the termination of such license, the License Agreement continues in full force and effect.

On July 1, 2021, the Company announced a strategic collaboration with Pharming to research, develop, manufacture and commercialize OTL-105, an investigational ex vivo autologous HSC gene therapy for the treatment of hereditary angioedema (HAE), a life-threatening rare disorder that causes recurring swelling attacks in the face, throat, extremities and abdomen.

Under the terms of the collaboration, Pharming has been granted worldwide rights to OTL-105 and will be responsible for clinical development, regulatory filings and commercialization of the investigational gene therapy, including associated costs. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during preclinical and clinical development, which will be funded by Pharming. In addition, both the Company and Pharming will explore the application of non-toxic conditioning regimen for use with OTL-105 administration.

The Company received an upfront payment of $17.5 million comprising $10.0 million in cash and a $7.5 million equity investment from Pharming at a premium to the Company’s then recent share price, resulting in the issuance of 1,227,738 ordinary shares subject to resale restrictions. The Company is also eligible to receive up to $189.5 million in development, regulatory and sales milestones as well as mid-single to low double-digit royalty payments on future worldwide sales.

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

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy, have placed significant restrictions on travel. While some restrictions have been relaxed since the beginning of the pandemic, many restrictions are still in place. In the U.S. and UK, our office-based employees have been primarily working from home since March 2020. Limitations on travel and other social distancing measures may have an effect on our preclinical and clinical activities and regulatory timelines. While our clinical sites are still treating and following up with patients in clinical trials, these centers are also devoting significant resources to patients with COVID-19 and may need to devote additional resources as variants of COVID-19 lead to a potential rise in hospitalizations, which could limit their ability to enroll additional patients in ongoing clinical studies. While we believe we have enrolled and treated enough patients to support regulatory filings for OTL-200 in the U.S., COVID-19-related impacts shifted the enrollment timeline for our OTL-201 trial for the treatment of MPS-IIIA by three months.

As additional variants of the virus proliferate, potential renewed travel and stay-at-home orders could adversely affect our contract manufacturers and third-party logistics providers. To date, our third-party contract development and manufacturing organization (CDMO) partners have continued to operate at or near normal levels. While we currently do not anticipate any interruptions, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our or our third-party suppliers’ and CDMO partners’ ability to manufacture our products in development. We have reviewed the collectability and valuation of our assets through the date of financial statement issuance and did not identify any significant recoverability concerns or impairments. Any prolonged material disruptions to our employees, suppliers, CDMOs, vendors or patients could impact our operating results and could lead to impairments. To date, we have recorded impairments on long-lived assets that are due to a combination of a corporate restructuring and COVID-19 market impacts.

In addition, our ability to access the capital markets could be impacted if there are future disruptions to capital markets that result from the COVID-19 pandemic.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section titled “Item 1A. Risk Factors” included in this Quarterly Report.

Components of our results of operations

Revenue

During the quarters ended June 30, 2021 and 2020, we recognized nil and $0.6 million revenue from sales of Strimvelis, respectively. Libmeldy received approval from the European Commission in December 2020 and, if we are able to identify patients and secure reimbursement for our treatment, we may begin to generate revenue from the sale of Libmeldy in Europe in 2021. Strimvelis is distributed exclusively at the San Raffaele Hospital in Milan, Italy. While we expect that any future sales of Strimvelis will fluctuate quarter over quarter, we paused treating new patients with Strimvelis in October 2020 upon learning that a patient treated with the drug in 2016 under a compassionate use program was diagnosed with lymphoid T cell leukemia, a known risk factor for gammaretroviral vector-based gene therapy. The EMA’s Committee for Medicinal Products for Human Use, or CHMP, reviewed the updated risk-benefit assessment of Strimvelis as part of its ongoing MAA renewal procedure, concluded that the risk-benefit balance remains favorable and recommended in February 2021 that the marketing authorization for Strimvelis be renewed for five years, and we are currently able to resume sales of Strimvelis.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will remain consistent quarter over quarter for the near term as we continue to: (i) expedite the clinical development and continue to seek to obtain marketing approval for our lead product candidates, including OTL-200 in the U.S. for MLD and OTL-103 for WAS in the U.S. and Europe; (ii) initiate additional clinical trials for our product candidates, which may include OTL-102 for X-CGD, OTL-201 for MPS-IIIA, and OTL-203 for MPS-IH; (iii) reduce our investment in and development expenses for OTL-300 for TDT and reallocate these financial resources to other programs; (iv) seek to improve the efficiency and scalability of our outsourced manufacturing processes and supply chain; (v) build process development and analytical capabilities in the near term, and potential manufacturing capabilities in the longer term; and (vi) continue to discover and develop additional product candidates. For example, in April 2020, we announced our intention to accelerate our research and development efforts for projects in less rare indications, including two new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease, and in November 2020 we announced a new program in amyotrophic lateral sclerosis (ALS). We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

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

Selling, general and administrative expenses declined approximately 21% in the second quarter of 2021 as compared to the second quarter of 2020 due to our corporate restructuring, which occurred in the second quarter of 2020. We expect that our general and administrative expenses will remain steady in the near term. We note that our selling costs are likely to increase as we continue to expand our organization into multiple countries in Europe to support the planned launch of Libmeldy, which received marketing authorization in the European Union as well as the United Kingdom, Iceland, Liechtenstein and Norway in December 2020 but that such increases will be offset by savings as a result of our restructuring and other initiatives.

Other income (expense), net

Interest income

Interest income consists of income earned on our cash and cash equivalents and marketable securities.

Interest expense

Interest expense consists of interest associated with our credit facility with MidCap Financial, which we entered into in May 2019, and amended and restated in May 2021. The Amended Credit Facility bears a variable interest rate at a rate of 5.95% above LIBOR, plus a final payment equal to 3.5% of the principal borrowed under the Amended Credit Facility.

Other income (expense)

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Results of operations

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Product sales, net	$—	$597	$(597)
Costs and operating expenses
Cost of product sales	—	191	(191)
Research and development	42,785	56,404	(13,619)
Selling, general and administrative	28,314	35,804	(7,490)
Total costs and operating expenses	71,099	92,399	(21,300)
Loss from operations	(71,099)	(91,802)	20,703
Other income (expense):
Interest income	284	2,372	(2,088)
Interest expense	(1,131)	(1,181)	50
Other income (expense):	1,992	(7,733)	9,725
Total other income (expense), net	1,145	(6,542)	7,687
Loss before provision for income taxes	(69,954)	(98,344)	28,390
Income tax (expense) benefit	(1,837)	275	(2,112)
Net loss	$(71,791)	$(98,069)	$26,278

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Six months ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$9,180	$10,451	$(1,271)
Primary immune deficiencies	8,871	11,791	(2,920)
Blood disorders	292	1,152	(860)
Other research and preclinical programs under development	2,649	934	1,715
Total direct research and development expenses:	20,992	24,328	(3,336)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	18,233	19,801	(1,568)
Share-based compensation	5,011	5,781	(770)
Accretion of Strimvelis loss provision	(814)	(2,018)	1,204
Research and development tax credit	(7,800)	(7,031)	(769)
Impairment of long-lived assets	—	5,650	(5,650)
Facility and other	7,163	9,893	(2,730)
Total indirect research and development expenses	21,793	32,076	(10,283)
Total research and development expenses	$42,785	$56,404	$(13,619)

Direct research and development expenses for our neurometabolic disorder programs decreased by $1.3 million compared to the first half of 2020. Direct expenses associated with OTL-200 for MLD decreased by $1.8 million compared to the first half of 2020. This was primarily due to a $1.3 million credit we recorded in the second quarter of 2021 associated with relief of payment due to a licensor for a regulatory milestone associated with EMA approval of Libmeldy, and due to a $0.7 million decline in clinical costs. Direct expenses associated with OTL-203 for MPS-IH increased by $1.3 million, primarily due to clinical and manufacturing costs associated with treating patients in our clinical trial. Direct expenses for OTL-201 for MPS-IIIA declined by $0.7 million, primarily due to lower clinical costs due to the timing of patient treatments. Direct expenses of OTL-202 for MPS-IIIB did not change materially as compared to the prior year period.

Direct research and development expenses for primary immune deficiency-related programs declined by $2.9 million, primarily due to the de-prioritization and eventual termination of the license for OTL-101 for ADA-SCID in 2020 and 2021. Direct expenses associated with OTL-101 declined by $3.2 million. This was due to a $3.9 million decrease in manufacturing and process development costs with third-party contract manufacturers. Clinical-related costs increased by $0.7 million, primarily due to provisions made in the second quarter of 2021 for estimated future clinical costs associated with our sponsored clinical trials for OTL-101. After taking a provision for our estimated future clinical obligations associated with our sponsored clinical trials, we do not expect to incur significant further costs associated with OTL-101 due to termination of the license with UCLA/UCLB. The decline in direct expenses for OTL-101 were offset by an increase in direct expenses for OTL-103 for WAS of $1.9 million, which was primarily due to an increase in clinical trial costs. Direct expenses for OTL-102 for X-CGD declined by $1.9 million, primarily due to a payment in the form of ordinary shares valued at $0.8 million made to Oxford BioMedica upon entering into an amendment to an on-going agreement in 2020 that did not recur in 2021.

Direct research and development expenses for our blood disorder programs declined by $0.9 million due to our de-prioritization of OTL-300 for TDT. In the future, we do not expect to incur significant direct costs associated with OTL-300. The increase in costs associated with other research and preclinical programs relates primarily to discovery-stage manufacturing and clinical costs, including programs targeting frontotemporal dementia and Crohn’s disease. We expect these costs to continue to increase as part of our new strategic growth plan to focus on these less rare indications.

Unallocated research and development costs and offsets to research and development expenses decreased by $10.3 million. This is due to $5.7 million non-cash impairment charges associated with the consolidation and closure of our research and development and manufacturing facilities in California that occurred in the first half of 2020 that did not recur in 2021. Personnel costs also declined by $1.6 million while share-based compensation increased by $0.8 million. The personnel declines are attributable to severance charges incurred in the first half of 2020 that did not recur in 2021. Other research and development costs such as lab supplies and consumables, external manufacturing and process development, and other unallocated platform-related costs not attributable to a specific developmental program declined by $2.7 million. This decline was primarily due to a decline in platform-related manufacturing costs of $1.5 million, and credits from the sublease of our Fremont Facility, which are recorded as an offset to research and development expense. The benefits of our U.K. research and development tax credit that is recorded as an offset to research and development expense increased by $0.8 million in the first half of 2021 compared to the first half of 2020 due to increased qualifying costs. Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense declined by $1.2 million in the first half of 2021 as compared to the first half of 2020, as we have adjusted our ongoing estimate due to the de-prioritization of OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Six months ended June 30,
	2021	2020	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$10,525	$12,933	$(2,408)
Share-based compensation	6,797	9,777	(2,980)
Consulting, professional, and insurance-related costs	6,490	5,820	670
Marketing, promotions, and advocacy	2,152	3,994	(1,842)
Facilities and IT-related costs	2,062	2,786	(724)
Other	288	494	(206)
Total selling, general, and administrative expenses:	$28,314	$35,804	$(7,490)

Selling, general and administrative expenses were $28.3 million in the first half of 2021, compared to $35.8 million in the first half of 2020. The decline of $7.5 million was primarily due to savings associated with our corporate restructuring, which occurred in the second quarter of 2020. Included in this decline is a $0.7 million charge in 2020 associated with the separation of our former Chief Executive Officer that did not recur in 2021. Share-based compensation expense declined by $3.0 million in the first half of 2021 compared to the first half of 2020 due to a $2.7 million charge associated with the separation of our Chief Executive Officer in March 2020 that did not recur in 2021. Consulting, professional, and insurance-related costs increased by $0.7 million, primarily due to an increase in directors’ and officers’ insurance costs of $0.5 million. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, declined by $1.8 million. Facilities and IT-related costs declined by $0.2 million.

Other income (expense), net

Other income (expense), net for the first half of 2021 and 2020, consisted of income of $1.1 million and expenses of $6.5 million, respectively. During the first half of 2021, we had realized and unrealized gains on foreign currency transactions of $2.0 million, compared to realized and unrealized losses of $7.7 million for the first half of 2020. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, and will fluctuate with changes in exchange rates. Additionally, we had interest income of $0.3 million in the first half of 2021, compared to $2.4 million in the first half of 2020. This decline in interest income is attributable to lower yields associated with our marketable securities. Interest expense increased by $0.1 million in the first half of 2021 as compared to the first half of 2020.

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Product sales, net	$—	$597	$(597)
Costs and operating expenses
Cost of product sales	—	191	(191)
Research and development	21,750	31,568	(9,818)
Selling, general and administrative	14,263	15,659	(1,396)
Total costs and operating expenses	36,013	47,418	(11,405)
Loss from operations	(36,013)	(46,821)	10,808
Other income (expense):
Interest income	113	892	(779)
Interest expense	(593)	(568)	(25)
Other income (expense):	634	(943)	1,577
Total other income (expense), net	154	(619)	773
Loss before provision for income taxes	(35,859)	(47,440)	11,581
Income tax (expense) benefit	(750)	(60)	(690)
Net loss	$(36,609)	$(47,500)	$10,891

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three months ended June 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$3,439	$5,719	$(2,280)
Primary immune deficiencies	6,268	7,422	(1,154)
Blood disorders	165	970	(805)
Other research and preclinical programs under development	1,619	365	1,254
Total direct research and development expenses:	11,491	14,476	(2,985)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	9,280	9,536	(256)
Share-based compensation	2,135	2,671	(536)
Accretion of Strimvelis loss provision	(368)	(349)	(19)
Research and development tax credit	(4,246)	(3,648)	(598)
Impairment of long-lived assets	—	5,650	(5,650)
Facility and other	3,458	3,232	226
Total indirect research and development expenses	10,259	17,092	(6,833)
Total research and development expenses	$21,750	$31,568	$(9,818)

Direct research and development expenses for our neurometabolic disorder programs declined by $2.3 million. Direct expenses associated with OTL-200 for MLD declined by $1.4 million compared to the second quarter of 2020. This was primarily due to a $1.3 million credit we recorded in the second quarter of 2021 associated with relief of payment due to a licensor for a regulatory milestone associated with EMA approval of Libmeldy, as well as a $0.4 million decline in technical development costs. Direct expenses associated with OTL-203 for MPS-IH increased by $0.6 million primarily due to clinical and manufacturing costs associated with treating patients in our clinical trial. Direct expenses for OTL-201 for MPS-IIIA declined by $1.2 million due to a $1.4 million decline in manufacturing costs, offset by a $0.2 million increase in clinical trial costs. Costs for OTL-202 for MPS-IIIB did not change materially as compared to the prior year period.

Direct research and development expenses for primary immune deficiency-related programs declined by $1.2 million, primarily due to the de-prioritization and eventual termination of the license for OTL-101 for ADA-SCID in 2020 and 2021, respectively. Direct expenses associated with OTL-101 declined by $0.8 million. This was due to a $2.2 million decrease in manufacturing and process development costs with third-party contract manufacturers. Clinical-related costs increased by $1.4 million, primarily due to non-cash provisions made in the second quarter of 2021 for estimated future clinical costs associated with our sponsored clinical trials for OTL-101. After taking a provision for our estimated future clinical obligations associated with our sponsored clinical trials, we do not expect to incur significant further costs associated with OTL-101 due to termination of the license with UCLA/UCLB. The decline in direct expenses for OTL-101 were offset by an increase in direct expenses for OTL-103 for WAS of $0.8 million, which was primarily due to an increase in clinical trial costs. Direct expenses for OTL-102 for X-CGD declined by $1.6 million, primarily due to by a payment in the form of ordinary shares valued at $0.8 million made to Oxford BioMedica upon entering into an amendment to an on-going agreement in 2020 that did not recur in 2021.

Direct research and development expenses for our blood disorder programs declined by $0.8 million due to our de-prioritization of OTL-300 for TDT. In the future, we do not expect to incur significant direct costs associated with OTL-300. The increase in costs associated with other research and preclinical programs relates primarily to discovery-stage manufacturing and clinical costs, including programs targeting frontotemporal dementia and Crohn’s disease. We expect these costs to continue to increase as part of our new strategic growth plan to focus on these less rare indications.

Unallocated research and development costs and offsets to research and development expenses decreased by $6.8 million. This is due to $5.7 million non-cash impairment charges associated with the consolidation and closure of our research and development and manufacturing facilities in California that occurred in the second quarter of 2020 that did not recur in 2021. Personnel costs also declined by $0.3 million and share-based compensation declined by $0.5 million. The personnel declines are attributable to severance charges incurred in the second quarter of 2020 that did not recur in 2021. Other research and development costs such as lab supplies and consumables, external manufacturing and process development, and other unallocated platform-related costs not attributable to a specific developmental program increased by $0.2 million. This was primarily due to an increase in platform-related manufacturing and clinical costs of $0.7 million, and credits from the sublease of our Fremont Facility of $0.5, which are recorded as an offset to research and development expense. The benefits of our U.K. research and development tax credit that is recorded as an offset to research and development expense increased by $0.6 million in the first half of 2021 compared to the first half of 2020 due to increased qualifying costs. Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense, were flat.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three months ended June 30,
	2021	2020	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$5,033	$6,175	$(1,142)
Share-based compensation	3,406	3,408	(2)
Consulting, professional, and insurance-related costs	3,537	2,941	596
Marketing, promotions, and advocacy	1,049	1,845	(796)
Facilities and IT-related costs	942	1,164	(222)
Other	296	126	170
Total selling, general, and administrative expenses:	$14,263	$15,659	$(1,396)

Selling, general and administrative expenses were $14.3 million in the second quarter of 2021, compared to $15.7 million in the second quarter of 2020. The decline of $1.4 million was primarily due to a decline in personnel-related costs of $1.1 million primarily due to savings associated with our corporate restructuring, which occurred in the second quarter of 2020. Included in this decline is a $0.7 million charge in 2020 associated with the separation of our former Chief Executive Officer that did not recur in 2021. Share-based compensation expense was flat. Consulting, professional, and insurance-related costs increased by $0.6 million, primarily due to an increase in directors’ and officers’ insurance costs of $0.2, and increased accounting and auditing fees of $0.2 million. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, declined by $0.8 million. Facilities and IT-related costs declined by $0.2 million.

Other income (expense), net

Other income (expense), net for the second quarter of 2021 and 2020 consisted of income of $0.2 million and expense of $0.6 million, respectively. During the second quarter of 2021, we had realized and unrealized gains on foreign currency transactions of $0.6 million, compared to realized and unrealized losses of $0.9 million for the second quarter of 2020. These realized and unrealized gains and losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar. and will fluctuate with changes in exchange rates. Additionally, we had interest income of $0.1 million in the second quarter of 2021, compared to $0.9 million in the second quarter of 2020. This decline in interest income is attributable to lower yields associated with our marketable securities. Interest expense was flat in the second quarter of 2021 as compared to the second quarter of 2020.

Liquidity and capital resources

From our inception through June 30, 2021, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired our commercial product Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We expect to launch Libmeldy in Europe and generate product sales as early as 2021. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), and our Original Credit Facility and our Amended Credit Facility.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. As of June 30, 2021, we have not sold any shares under the Sales Agreement.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report on Form 10-K, filed with the SEC on March 2, 2021.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six months ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(75,294)	$(88,012)
Net cash used in investing activities	(34,191)	108,038
Net cash provided by financing activities	153,856	2,582
Effect of exchange rate changes on cash	423	(485)
Net increase in cash, cash equivalents, and restricted cash	$44,794	$22,123

Operating activities

During the six months ended June 30, 2021, operating activities used $75.3 million of cash, primarily resulting from our net loss of $71.8 million. Cash usage from changes in our operating assets and liabilities was $24.1 million, which was primarily driven by an increase in our U.K. research and development tax credit receivable of $7.8 million and payout of our annual bonuses of $7.2 million, offset by accruals associated with license intangible assets of $2.6 million. Non-cash adjustments to operating activities of $20.6 million was primarily due to $11.8 million in non-cash share-based compensation expense, offset by $0.8 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Further, there were other non-cash adjustments of $7.7 million, including unrealized foreign currency transaction gains on intercompany accounts by our U.K. subsidiary, using $6.3 million that were driven by foreign currency revaluation, and deferred income taxes of $1.4 million.

During the six months ended June 30, 2020, operating activities used $88.0 million of cash, primarily resulting from our net loss of $98.1 million. Cash usage from changes in our operating assets and liabilities was $18.4 million, which was primarily driven by an increase in our U.K. research and development tax credit receivable of $6.0 million and a decline in accounts payable and accrued expenses of $9.6 million. The decline in accounts payable and accrued expenses is primarily attributable to the payout of our annual bonuses consisting of $9.0 million in the first quarter of 2020. Non-cash adjustments to operating activities of $28.5 million was primarily due to $15.6 million in non-cash share-based compensation expense, and $5.6 million in non-cash impairment charges associated with our restructuring, offset by $2.0 million in amortization of the Strimvelis loss provision as an offset to research and development expense. Further, there were other non-cash adjustments, including unrealized foreign currency transaction losses on intercompany accounts by our U.K. subsidiary, of $7.0 million that were driven by foreign currency revaluation.

Investing activities

During the six months ended June 30, 2021 and 2020, we used $34.2 million and generated $108.0 million, respectively, of cash in investing activities. The decline in cash generated from investing activities in the six months ended June 30, 2021 compared to 2020 is attributable to purchases of marketable securities of $167.0 million, as compared to $49.4 million, respectively. In the six months ended June 30, 2021 and 2020, investing activities used $133.5 million and $168.1 million, respectively, for the purchase in each period of highly rated, short duration marketable securities.

Financing activities

For the six months ended June 30, 2021 and 2020, cash provided by financing activities was $154.0 million and $2.6 million, respectively. In the six months ended June 30, 2021, we generated $143.6 million of proceeds from the issuance of ordinary shares in our private placement, after payment of $6.4 million in offering costs. Further, in the six months ended June 30, 2021, we generated

$7.4 million associated with our entrance into the Amended Credit Facility (see Note 8 of our condensed consolidated financial statements). In the six months ended June 30, 2021, we had $3.0 million in proceeds related to share plan activity, compared to $2.6 million in the six months ended June 30, 2020.

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

We believe our existing cash will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of June 30, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of $269.3 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase in interest rates would have an annualized pre-tax effect of approximately $0.3 million in our consolidated statements of operations and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

We have borrowed $33.0 million under the Amended Credit Facility. Amounts outstanding under the Amended Credit Facility bear interest at a variable interest rate of 5.95% plus LIBOR. As of June 30, 2021, the carrying value of the term loans under the Amended Credit Facility was $32.7 million.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in internal control over financial reporting

During the three months ended June 30, 2021, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2021, we were not a party to any material legal proceedings.

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

Since inception, we have incurred net losses. We incurred net losses of $71.8 million and $98.1 million for the six months ended June 30, 2021 and 2020, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, building a global commercial infrastructure to support commercialization of our product candidates, including Libmeldy (OTL-200) and OTL-103 for Wiskott Aldrich syndrome, or WAS, if such product candidates are approved, as well as expanding our team. Prior to the approval of Libmeldy in Europe in December 2020, Strimvelis was our only product that had been approved for sale. Absent the realization of sufficient revenues from product sales of Libmeldy and Strimvelis, and from sales of our current or future product candidates, if approved, we may never attain profitability.

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
•

continue our development of our product candidates, including continuing (i) our ongoing advanced registrational trials and supporting studies of OTL-200 for MLD and OTL-103 for WAS, (ii) our ongoing and planned clinical trials of OTL-102 for X-linked chronic granulomatous disease, or X-CGD, OTL-203 for mucopolysaccharidosis type I Hurler variant, or MPS-IH, and OTL-201 for mucopolysaccharidosis type IIIA, or MPS-IIIA, (iii) our ongoing clinical trials and any regulatory updates for OTL-300 for transfusion-dependent beta-thalassemia, or TDT, and (iv) and any other clinical trials that may be required to obtain marketing approval for our product candidates;

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

In December 2020, we received standard marketing authorization for Libmeldy in the European Union as well as the United Kingdom, Iceland, Liechtenstein and Norway. Although we are preparing to launch the commercialization of Libmeldy in Europe, to date Strimvelis is our only product that we have sold and, to date, it has only been approved for sale in the European Union for the treatment of adenosine deaminase severe combined immunodeficiency, or ADA-SCID. Since receiving marketing authorization, only a limited number of patients have been treated with Strimvelis. There is no assurance that sales of Strimvelis will resume, and even if resumed, our revenue from sales of Strimvelis alone will not be sufficient for us to become profitable. Under the terms of our asset purchase and license agreement with GSK, or the GSK Agreement, we are required to use our best endeavors to make Strimvelis commercially available in the European Union until such time as an alternative gene therapy, is commercially available for patients, and at all times at the San Raffaele Hospital in Milan, Italy, provided that a minimum number of patients continue to be treated at this site.

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

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities during the first half of 2021, primarily due to our net loss of $71.8 million for that period. We expect our expenses to increase in connection with our ongoing activities, particularly as we (i) prepare to launch the commercialization of Libmeldy in Europe, (ii) continue to support our commercial infrastructure in support of Strimvelis, if sales resume, and our anticipated commercialization of OTL-103 for WAS, if approved, (iii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iv) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and Strimvelis, if sales resume, and any other products for which we obtain marketing approval. Furthermore, we will continue to incur additional costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our research and development programs and/or commercialization efforts.

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

Strimvelis is the only gammaretroviral vector-based gene therapy in our portfolio. Libmeldy and all of our pipeline therapies employ the self-inactivating (SIN) lentiviral vector-based approach, which has been specifically designed to avoid insertional oncogenesis after administration. Although to our knowledge and as of the date of this report no evidence of insertional oncogenesis has been observed with lentiviral vector-based HSC gene therapy in any of our programs, there can be no assurance that this will continue to be the case. Moreover, while our gene therapy approach is designed to avoid immunogenicity after administration, there can be no assurance that patients would not develop antibodies that may impair treatment. Our approach involves the use of integrating vectors, which have the potential for genomic disruption and therefore could interfere with other genes with adverse clinical effects. If any of our gene therapy product candidates demonstrates adverse side effects or adverse events at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

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

We have limited experience conducting company-sponsored clinical trials and to date most of our product candidates have been evaluated under investigator-sponsored clinical trials using drug product manufactured at the applicable or relevant academic site. We did not control the design or administration of these investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these clinical trials. Investigator-sponsored clinical trials are often conducted under less rigorous clinical and manufacturing standards than those used in company-sponsored clinical trials. For example, the drug product used in our company-sponsored clinical trials is manufactured by third party CDMOs using current good manufacturing practices, or cGMP, standards. Accordingly, regulatory authorities may closely scrutinize the data collected from these investigator-sponsored clinical trials and may require us to obtain and submit additional clinical data prior to granting any marketing approval, which could delay clinical development or marketing approval of our product candidates. We will be required to demonstrate comparability between the manufacturing process used at academic centers with the manufacturing process used at CDMOs, and we cannot provide assurances that we will satisfy such comparability requirements. We may also be required to demonstrate improved quality and drug product manufacturing state of control in accordance with cGMP standards. For example, in the compassionate use program conducted by Great Osmond Street Hospital, or GOSH, one patient experienced an SAE, staphylococcal infection, possibly resulting from a bacterial growth noted in samples of the fresh drug product during the transduction procedure at this academic facility. A similar SAE, bacteremia, was observed in the clinical trial conducted at University of California Los Angeles, or UCLA, for our since-returned program OTL-101 for ADA-SCID with the fresh drug product manufactured at the academic facility, also possibly due to contamination of the drug product. The bacteremia resolved on day three without sequelae. We believe that our commercial manufacturing processes for our product candidates, together with cryopreserved formulation, which allows for safety/microbiological testing to be completed prior to drug infusion to the patient, could mitigate the risk of contamination of products that might have resulted in such infections, but there can be no assurance that this will be the case. To the extent that the results of our current company-sponsored trials are inconsistent with, or different from, the results of any investigator-sponsored trials or raise concerns regarding our product candidates, the regulatory authorities may question the results from some or all of these trials, and may require us to obtain and submit additional clinical data from drug product manufactured by CDMOs prior to granting any marketing approval, which could delay clinical development or marketing approval of our product candidates.

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

As part of our strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. Even if we receive approval of a product candidate, we may not achieve commercial success for a variety of factors, including failure to achieve market acceptance in the medical community and the availability of third-party insurance coverage or reimbursement. For example, we received standard marketing authorization for Libmeldy in December 2020 from the European Commission and are preparing to launch the commercialization of Libmeldy in Europe, but there is no assurance that our commercialization efforts will be successful or that our pricing assumptions or our assumptions about the size of the anticipated patient population will prove to be accurate. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in May 2020, we announced our decision to reduce investment in the development of OTL-101 for ADA-SCID and OTL-300 for TDT and to focus on other product candidates in our pipeline and new research and development efforts in less rare diseases. In May 2021, we announced that we would terminate the license relating to OTL-101, and such termination has taken effect. Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize OTL-101 or OTL-300, and if we choose to reprioritize OTL-300 in the future, we may experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

From time to time, we may publish interim data and/or ad hoc analyses from investigator-sponsored or company-sponsored clinical trials of our product candidates. Preliminary data and ad hoc analyses from these clinical trials may change as longer-term patient data become available. In general, we seek to conduct interim analyses at times we pre-specify with the applicable regulators prior to commencement of the trial, at which time we lock and reconcile the database. We may occasionally elect not to conduct subsequent interim analyses so as not to compromise the statistical analysis plan for the trial. Accordingly, our interim analyses do not include data subsequent to the cut-off date and may not be available until the next planned interim analysis. From time to time, preliminary data and ad hoc analyses might be presented, typically by academic investigators at scientific conferences or in scientific publications.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. Additionally, the COVID-19 global pandemic has had and may continue to have a sustained impact on our ability to recruit and follow-up with patients either due to continued or renewed restrictions on travel or shelter-in-place orders or policies, or due to changes in patient willingness to participate in trials or travel to study sites in the wake of the pandemic. Additionally, COVID-19 related study site policies may create delays or setbacks in our ability to continue to enroll or to dose patients. For example, the enrollment timeline for OTL-201 was initially delayed by three months, and we may face delays in the future due to the impacts of the COVID-19 pandemic. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspection during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may similarly experience delays in their regulatory activities due to the COVID-19 pandemic.

In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, regulatory agencies may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. Regulators may approve a product candidate for a smaller patient population, drug formulation (such as drug product using HSCs derived from bone marrow as opposed to mobilized peripheral blood or vice versa) or manufacturing processes (such as fresh drug product as opposed to cryopreserved or use of different manufacturing facilities) than we are seeking. If we are delayed in obtaining or unable to obtain necessary regulatory approvals, or if we obtain more limited regulatory approvals than we expect, our business, prospects, financial condition and results of operations may suffer.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the “Exit Day”), however there was an initial transition period during which European Union medicines legislation continued to apply in the United Kingdom. This transition period ended on December 31, 2020 but the United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement (the “TCA”), which was ratified in April 2021. Under the terms of the TCA, the European Union and Great Britain have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, Great Britain will now no longer be covered by the centralized procedure for obtaining European Economic Area (the “EEA”)-wide marketing authorizations for medicinal products (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of medicinal products will be required, resulting in an authorization covering the United Kingdom or Great Britain only. Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The FDA and comparable other regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. OTL-200 for MLD and OTL-103 for WAS received RMAT designation from the FDA, and both OTL-300 for TDT and OTL-203 for MPS-IH received a Priority Medicines, or PRIME, designation from EMA. Despite these designations, there can be no assurance that we will successfully obtain these or other designations for any of our other product candidates. In addition, while such designations could expedite the development or review process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, we may seek RMAT designation for some of our other product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A BLA for an RMAT may be eligible for priority review or accelerated approval. An RMAT may be eligible for priority review if it treats a serious condition, and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment of the condition. An RMAT may be eligible for accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a RMAT, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

In addition, the FDA has granted Rare Pediatric Disease designation to Strimvelis, OTL-200 for MLD, OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-IH, and we may seek Rare Pediatric Disease designation for some of our other product candidates. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Under the FDA’s Rare Pediatric Disease Priority Review Voucher, or PRV, program, upon the approval of a BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent new drug application or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with potential for PRVs to be granted through September 30, 2026. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for Libmeldy (OTL-200), OTL-103 for WAS, OTL-201 for MPS-IIIA and OTL-203 for MPS-IH and qualify for such a PRV, the program may no longer be in effect at the time or the value of any such PRV may decrease such that we are may not be able to realize the benefits of such PRV.

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

We have sought and received orphan drug designation for Libmeldy (OTL-200), OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-IH from the FDA, and for OTL-300 for TDT from the EMA, but we may be unable to obtain orphan drug designation for our other product candidates, and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

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

We have sought and received orphan drug designation for Libmeldy, OTL-103 for WAS, OTL-102 for X-CGD and OTL-201 for MPS-IIIA from the FDA and EMA, for OTL-203 for MPS-IH from the FDA, and for OTL-300 for TDT from the EMA. If we request orphan drug designation for any of our other product candidates, there can be no assurances that the FDA or EMA will grant any of our other product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. As of May 2021, certain inspections, such as foreign pre-approval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. In May 2021, the FDA announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that a manufacturing or bioresearch monitoring inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Once collected from the patient, the cellular source material must be prepared and stored according to specified procedures. While we intend to standardize the processes at treatment centers, if there is a deviation of the processes, the cellular source material from a patient could be adversely impacted and potentially result in manufacturing failures. The patient’s cellular materials must be transported to the manufacturing facility using a shipping container that maintains the material at a cool temperature and must typically be delivered and processed within three days of collection. While we intend to use reputable couriers and agents for the transport of such materials, if the shipping container is opened or damaged such that the cool temperature is not maintained, the cellular source material may be adversely impacted and it may not be feasible to manufacture a drug product for the patient. Similarly, if a shipment is delayed due to adverse weather, misrouting, being held up at a customs point, COVID-19 impacts or other events, the cellular source material may not be delivered within a time window that will allow for its use for the successful manufacture of a drug product.

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

We also entered into a collaboration with Pharming Group N.V. (“Pharming”), pursuant to which Pharming was granted worldwide rights to OTL-105, an investigational ex vivo autologous hematopoietic stem cell gene therapy for the treatment of hereditary angioedema. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during preclinical and clinical development, which will be funded by Pharming.

We may enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our current and future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our and our collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator is responsible could be harmful to the public perception and prospects of our gene therapy platform.

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

We may in the future decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of additional product candidates. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process will likely be time-consuming and complex. Our ability to reach a definitive collaboration agreement in such instances will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to additional product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. The FDA, EMA or comparable foreign regulatory authorities may deem the clinical data generated in our clinical trials unreliable and may require us to perform additional clinical trials before approving our marketing applications if, among other things, we fail to exercise adequate oversight over any of our academic partners or CROs or if our academic partners or CROs do not successfully carry out their respective contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements. We cannot assure that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

To successfully commercialize Libmeldy and any products that may result from our development programs, we need to continue to expand our market development capabilities, either on our own or with others. The development of our own marketing capabilities is, and will continue to be, expensive and time-consuming and could delay any product launch, including our planned launch of Libmeldy in Europe. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or if we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates, if approved. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

We rely primarily on know-how and trade secret protection for aspects of our proprietary technologies, Libmeldy, Strimvelis and our product candidates. We do not have any issued patents covering Libmeldy, Strimvelis or our product candidates. This means that barriers to entry that typically apply in the case of pharmaceutical and biopharmaceutical companies with issued patents covering aspects of their proprietary technologies, products and product candidates, such as composition of matter claims, will generally not apply to our commercial products or our product candidates, and this may expose us to competition from other biopharmaceutical companies, particularly those companies that possess greater financial resources and more mature product candidate development, manufacturing, marketing and distribution resources than we do. Although our product candidates, if approved, may be eligible for marketing and/or data exclusivities in, for example, the United States and Europe, these exclusivities would not prevent another biopharmaceutical company from conducting its own clinical trials to develop and seek regulatory approval of a competitive product. We are not the only company that is developing and commercializing products using a lentiviral-based autologous ex vivo gene therapy approach, and these competitive approaches may be comparable or superior to our approach. One or more of these companies may seek to develop products that compete directly with our commercial products or one or more of our product candidates, the result of which could have a material adverse effect on our business. In addition, many universities and private and public research institutes are active in our target disease areas.

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

In response to the pandemic, we implemented a work from home policy. Most of our administrative employees continue to work outside of our offices, and we have reduced on-site staff significantly and, in some cases, restricted on-site staff to only those required to execute certain laboratory and related support activities. Continued remote working could have a variety of impacts on our business, including increasing our cyber security risk, creating data accessibility concerns, and making us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, manufacturing sites and clinical trial sites. We may also experience difficulty in recruiting and onboarding new employees. In addition, as a result of continued shelter-in-place orders or policies or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

We acquired worldwide rights to Libmeldy (OTL-200), Strimvelis, OTL-103 for WAS and OTL-300 for TDT in April 2018 pursuant to the GSK Agreement, and worldwide rights to OTL-203 for MPS-IH in May 2019 pursuant to an exclusive licensing agreement with Telethon-OSR. The GSK Agreement significantly changed the composition of our operations, markets and product candidate mix, and we are continuing to adapt our organization to support these acquisitions. For example, in May 2020, we announced a reduction of the investment in and scope of our OTL-101 and OTL-300 programs and, based on the reallocation of capital, we have determined to prioritize other programs, including research and development projects in less rare indications. Further, in May 2021, we announced that we would terminate the license relating to OTL-101, and such termination has taken effect. Our future success depends, in part, on our ability to continue to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

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

An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.

Security incidents have become more prevalent across industries and may occur on our systems or on the systems of our third party service providers. These security incidents may be caused by, or result in, security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from service providers we use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our or our service providers’ employees, among other things. We have taken a number of measures to detect, effectively remediate and prevent future attacks and security threats; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted.

Despite our security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to, among other things, damage from computer viruses, unauthorized access, ransomware, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, the ongoing COVID-19 pandemic and the related disruptions to our business and our collaborators’, contractors’ and consultants’ businesses may increase the risk of security incidents. If any cyberattack or data breach were to occur in the future and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or the inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

In June 2021, the U.S. Supreme Court, or Supreme Court, dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In June 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay in excess of $12.0 billion in ACA risk corridor payments to third-party payors. This decision was appealed to the Supreme Court, which in April 2020 reversed the U.S. Court of Appeals and remanded the case, concluding that the government had an obligation to pay these risk corridor payments under the relevant formula. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business are not yet known.

Prior to the Biden administration, in October 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA had not received necessary appropriations from Congress and announced that it would discontinue the payments immediately until those appropriations were made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California, also in October 2017. In August 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any.

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

It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. For 2019 and 2018, CMS altered the reimbursement formula on specified covered outpatient drugs, which was challenged in court. In July 2020, the U.S. Court of Appeals for the District of Columbia held that the changes were within CMS’s authority. In September 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but this petition was denied. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court in February 2021, which was granted in July 2021. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

There have been several other actions taken at a federal level seeking to lower drug prices. At a federal level, President Biden signed an Executive Order in July 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the U.S. federal government pays for drugs, and address price gouging in the industry. The Executive Order also directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations in September 2020, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The MFN Model is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU, as of January 1, 2021, the GDPR has been incorporated into UK domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019. UK-based organizations doing business in the EU will need to continue to comply with the EU General Data Protection Regulation (“GDPR”). The UK is now regarded as a third country under GDPR, but the European Commission has issued a decision recognizing the UK as providing adequate protection under GDPR. Therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20.0 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the United Kingdom’s exit from the EU (“Brexit”) on January 31, 2020 and the expiry of the subsequent transition period on December 31, 2020, the GDPR has been brought into UK law as the “UK GDPR.” The UK is now regarded as a third country under GDPR, but the European Commission has issued a decision recognizing the UK as providing adequate protection under GDPR. Therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

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

We currently do not own any issued patents related to Strimvelis, Libmeldy or our lead product candidates. Certain intellectual property related to Strimvelis, Libmeldy and all of our product candidates are in-licensed from third parties, but we have not in-licensed any issued patents related to Strimvelis, Libmeldy or any of our product candidates. In certain situations and as considered appropriate, we and our licensors have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States relating to current and future products and product candidates that are important to our business. However, we cannot predict whether the patent applications currently being pursued will issue as patents, whether the claims of any resulting patents will provide us with a competitive advantage or prevent competitors from designing around our claims to develop competing technologies in a non-infringing manner, or whether we will be able to successfully pursue patent applications in the future relating to our current or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

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

Filing, prosecuting, maintaining, defending and enforcing patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. There can be no assurance that we will obtain or maintain patent rights in or outside the United States under any future license agreements. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States even in jurisdictions where we and our licensors may pursue patent protection. Consequently, we and our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States (even in jurisdictions where we and our licensors pursue patent protection) or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent protection to develop their own products, and they may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products and product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Some of the intellectual property rights we have licensed may have been generated through the use of U.S. government and state funding and may therefore be subject to certain federal and state laws and regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products and product candidates pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

Intellectual property rights and regulatory exclusivity rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and they may not adequately protect our business or permit us to maintain our competitive advantage. For example:

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

We may become involved in lawsuits to protect or enforce our patents, if issued, or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate patents, trademarks, copyrights or other intellectual property that we own or in-license. To counter infringement, misappropriation or other unauthorized use, we may be required to file claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived violators could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any future patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.

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

The patent positions of companies engaged in the development and commercialization of biologics are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” have been decided by the Supreme Court. The Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. Thereafter, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to not patent-eligible subject matter. Subsequently, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent-eligible. Thereafter, the USPTO issued a guidance memorandum instructing USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids.

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

The trading price of our ADSs has fluctuated and is likely to continue to fluctuate significantly. The market price of our ADSs depends on a number of factors, some of which are beyond our control. In addition to the factors discussed in this “Item 1.A.—Risk Factors” and elsewhere in this Quarterly Report, these factors include:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	an inability to obtain additional funding;
•	failure by us to successfully develop and commercialize our product candidates;
•	failure by our current or future collaborators to successfully develop and commercialize product candidates for which we are eligible to receive milestone and royalty payments;
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

Based upon our ordinary shares outstanding as of June 30, 2021, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our Articles of Association. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of June 30, 2021, we had outstanding 123,883,097 voting and non-voting ordinary shares. The holders of 21,438,727 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, as of June 30, 2021, 16,204,011 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as Brexit. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the “Exit Day”). A post-Brexit transition period, or the Transition Period, started on the Exit Day and expired on December 31, 2020. During the Transition Period, most laws of the European Union continued to apply to the United Kingdom while the future relationship between the United Kingdom and the European Union was formally negotiated. The United Kingdom and the European Union have signed a EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and was ratified in April 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forward, however there are still many uncertainties.

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

We currently have $33.0 million of principal indebtedness outstanding under the Amended Credit Facility. We have the ability to borrow up to an additional $67.0 million in the future under the Amended Credit Facility upon satisfaction of certain conditions. Our existing indebtedness and any additional indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position.

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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under the Amended Credit Facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. Our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets or seek additional equity investment. We may not be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

The Amended Credit Facility contains usual and customary restrictive covenants relating to the operation of our business, including restrictions on our ability:

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

From our initial public offering until December 31, 2019, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. While we were an emerging growth company, we were permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These included, without limitation, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. Because we ceased to be an emerging growth company effective as of December 31, 2019, we have incurred and expect to continue to incur additional expenses and to devote increased management time toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

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

During the quarter ended June 30, 2021, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*†

Senior Term Facilities Agreement, dated May 24, 2019, as amended and restated on May 28, 2021, among Orchard Therapeutics plc, the entities listed as original guarantors therein, MidCap Financial (Ireland) Limited, and the additional lenders party thereto from time to time.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: August 4, 2021	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)