Form 10-Q
period 2021-09-30
Orchard Therapeutics plc
filed 2021-11-04
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 31, 2021, the registrant had 125,498,931 ordinary shares, nominal value £0.10 per share, outstanding.

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

i

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part I, Item 1.A. and the other information set forth in this Quarterly Report on Form 10-Q for the period ended September 30, 2021, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$74,324	$55,135
Marketable securities	179,819	136,813
Accounts receivable	1,073	878
Prepaid expenses and other current assets	17,962	13,365
Research and development tax credit receivable, current	18,284	17,344
Total current assets	291,462	223,535
Non-current assets:
Operating lease right-of-use-assets	26,267	29,815
Property and equipment, net	4,756	4,781
Research and development tax credit receivable	11,942	—
Restricted cash	4,266	4,266
Intangible assets, net	4,740	3,076
Other assets	12,224	15,464
Total assets	$355,657	$280,937
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,096	$8,823
Accrued expenses and other current liabilities	28,500	28,943
Deferred revenue	1,392	—
Operating lease liabilities	8,257	8,934
Notes payable, current	—	4,861
Total current liabilities	44,245	51,561
Notes payable, long-term	32,786	20,204
Deferred revenue, net of current portion	11,502	—
Operating lease liabilities, net of current portion	19,800	24,168
Other long-term liabilities	6,026	6,570
Total liabilities	114,359	102,503
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Ordinary shares, £0.10 nominal value; 124,770,519 and 98,283,603 ordinary shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; 715,434 and nil non-voting ordinary shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	16,229	12,507
Additional paid-in capital	935,211	771,194
Accumulated other comprehensive income	3,734	373
Accumulated deficit	(713,876)	(605,640)
Total shareholders’ equity	241,298	178,434
Total liabilities and shareholders’ equity	$355,657	$280,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales, net	$700	$1,998	$700	$2,595
Collaboration revenue	492	—	$492	—
Total revenues	1,192	1,998	1,192	2,595
Costs and operating expenses:
Cost of product sales	226	667	226	858
Research and development	20,846	14,678	63,631	71,082
Selling, general and administrative	13,039	12,956	41,353	48,760
Total costs and operating expenses	34,111	28,301	105,210	120,700
Loss from operations	(32,919)	(26,303)	(104,018)	(118,105)
Other (expense) income:
Interest income	65	534	349	2,906
Interest expense	(683)	(572)	(1,814)	(1,753)
Other (expense) income, net	(4,041)	5,510	(2,049)	(2,223)
Total other (expense) income, net	(4,659)	5,472	(3,514)	(1,070)
Net loss before income tax	(37,578)	(20,831)	(107,532)	(119,175)
Income tax benefit (expense)	1,133	541	(704)	816
Net loss	(36,445)	(20,290)	(108,236)	(118,359)
Other comprehensive income (loss)
Foreign currency translation adjustment	3,826	(5,310)	3,388	1,334
Unrealized gain (loss) on marketable securities	94	(308)	(27)	56
Total other comprehensive income (loss)	3,920	(5,618)	3,361	1,390
Total comprehensive loss	(32,525)	(25,908)	(104,875)	(116,969)
Net loss per share, basic and diluted	$(0.29)	$(0.20)	$(0.88)	$(1.19)
Weighted average number of ordinary shares outstanding, basic and diluted	127,376,562	99,664,616	122,765,516	99,255,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(108,236)	$(118,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,651	1,558
Non-cash share-based compensation	17,198	21,221
Impairment of long-lived assets	—	5,650
Non-cash interest expense	297	378
Non-cash consideration for licenses	—	791
Amortization of Strimvelis loss provision	(898)	(2,018)
Amortization of premium on marketable securities	1,162	465
Deferred income taxes	758	(1,458)
Unrealized foreign currency	10,277	650
Changes in operating assets and liabilities:
Accounts receivable	(213)	(1,750)
Research and development tax credit receivable	(13,498)	(2,423)
Prepaid expenses, other current assets and other assets	(2,452)	(1,222)
Operating leases, right-of-use assets	3,725	4,253
Accounts payable, accrued expenses and other current liabilities	(9,473)	(16,166)
Deferred revenue	13,725	—
Operating lease liabilities	(5,724)	(6,010)
Net cash used in operating activities	(91,701)	(114,440)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	198,013	221,538
Purchases of marketable securities	(242,315)	(76,203)
Payment of construction deposit	—	(10,000)
Receipt of funds from construction deposit	216	1,876
Payments on intangible assets	(887)	—
Purchases of property and equipment	(1,955)	(2,551)
Net cash (used in) provided by investing activities	(46,928)	134,660
Cash flows from financing activities:
Proceeds from modification of credit facility, net of debt issuance costs paid	7,375	—
Proceeds from employee equity plans	2,761	2,831
Proceeds from issuance of shares as part of collaboration agreement	4,135	—
Proceeds from the issuance of ordinary shares in private placement	150,000	—
Payment of placement agent fees and offering costs	(6,355)	—
Net cash provided by financing activities	157,916	2,831
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(98)	(941)
Net increase in cash, cash equivalents and restricted cash	19,189	22,110
Cash, cash equivalents, and restricted cash, beginning of period	59,401	23,317
Cash, cash equivalents, and restricted cash, end of period	$78,590	$45,427
Supplemental disclosure of non-cash operating, investing and financing activities
Property, equipment and intangibles in accounts payable and accrued expenses	2,870	15
Lease assets obtained in exchange for new operating lease liabilities	350	17,486
Shares issued as part of license agreement	—	791
Supplemental disclosure of cash flow information:
Cash paid for taxes	1,651	2,375
Cash paid for interest	1,517	1,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements Shareholders’ Equity

(In thousands, except share and per share amounts); (unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance at December 31, 2019	96,923,729	$12,331	$738,481	$2,042	$(453,661)	$299,193
Share-based compensation expense	—	—	9,479	—	—	9,479
Exercise of share options	230,836	30	1,408	—	—	1,438
Foreign currency translation	—	—	—	6,034	—	6,034
Unrealized loss on marketable securities	—	—	—	(1,021)	—	(1,021)
Net loss	—	—	—	—	(50,569)	(50,569)
Balance at March 31, 2020	97,154,565	$12,361	$749,368	$7,055	$(504,230)	$264,554
Share-based compensation expense	—	—	6,079	—	—	6,079
Exercise of share options and issuance of ESPP shares	267,761	34	1,068	—	—	1,102
Ordinary shares issued as part of license agreements	75,413	10	781	—	—	791
Foreign currency translation	—	—	—	610	—	610
Unrealized gain on marketable securities	—	—	—	1,385	—	1,385
Net loss	—	—	—	—	(47,500)	(47,500)
Balance at June 30, 2020	97,497,739	$12,405	$757,296	$9,050	$(551,730)	$227,021
Share-based compensation expense	—	—	5,663	—	—	5,663
Exercise of share options	162,032	$21	$270	—	—	291
Foreign currency translation	—	—	—	(5,310)	—	(5,310)
Unrealized loss on marketable securities	—	—	—	(308)	—	(308)
Net loss	—	—	—	—	(20,290)	(20,290)
Balance at September 30, 2020	97,659,771	$12,426	$763,229	$3,432	$(572,020)	$207,067

Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434
Share-based compensation expense	—	—	6,268	—	—	6,268
Exercise of share options	1,319,493	172	2,650	—	—	2,822
Vesting of restricted share units, net of shares withheld for taxes	45,746	6	(302)	—	—	(296)
Sale of voting and non-voting ordinary shares, net of issuance costs of $6,289	24,115,755	3,310	140,401	—	—	143,711
Foreign currency translation	—	—	—	(64)	—	(64)
Unrealized loss on marketable securities	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	(35,182)	(35,182)
Balance at March 31, 2021	123,764,597	$15,995	$920,211	$196	$(640,822)	$295,580
Share-based compensation expense	—	—	5,541	—	—	5,541
Exercise of share options and issuance of ESPP shares	118,500	15	295	—	—	310
Issuance costs associated with sale of voting and non-voting ordinary shares	—	—	(66)	—	—	(66)
Foreign currency translation	—	—	—	(374)	—	(374)
Unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—		(36,609)	(36,609)
Balance at June 30, 2021	123,883,097	$16,010	$925,981	$(186)	$(677,431)	$264,374
Share-based compensation expense	—	—	5,389	—	—	5,389
Exercise of share options	356,217	47	(43)	—	—	4
Vesting of restricted share units, net of shares withheld for taxes	18,901	2	(81)	—	—	(79)
Issuance of shares as part of collaboration agreement	1,227,738	170	3,965	—	—	4,135
Foreign currency translation	—	—	—	3,826	—	3,826
Unrealized gain on marketable securities	—	—	—	94	—	94
Net loss	—	—	—	—	(36,445)	(36,445)
Balance at September 30, 2021	125,485,953	$16,229	$935,211	$3,734	$(713,876)	$241,298

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

Through September 30, 2021, the Company has financed its operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in the Company’s initial public offering (“IPO”) and follow-on offering, ordinary shares in the private placement, and convertible preferred shares. The Company has also financed operations through proceeds from the Company’s senior term facilities agreement (the “Amended Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from the Company’s collaboration agreement and share purchase agreement with Pharming Group N.V., and proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. The Company has incurred recurring losses since its inception. As of September 30, 2021, the Company had an accumulated deficit of $713.9 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of September 30, 2021 of $254.1 million, will be sufficient to fund its operations and capital expenditure requirements through at least the next twelve months.

The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations and develop and commercialize its products. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Amounts reported are based in thousands, except percentages, per share amounts or as otherwise noted. As a result, certain totals may not sum due to rounding.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, share-based compensation, collaboration agreement milestones, operating lease assets and liabilities, and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic may also directly or indirectly impact the Company’s business, including impacts due to quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures.  Actual results could differ from the Company’s estimates.

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $4.0 million and gains of $5.9 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded realized and unrealized foreign currency transaction losses of $2.0 million and $1.5 million for the nine months ended 30, 2021 and 2020, respectively. These amounts are included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

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

When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made and is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in net income; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the statement of operations.

United Kingdom research and development tax credit

As a company that carries out research and development activities, the Company is able to submit tax credit claims from two UK research and development tax relief programs, the SME program and the RDEC program depending on eligibility. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which the Company does not receive income.

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

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense in the condensed consolidated statement of operations and comprehensive loss. The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the period, for the periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$25,371	$32,729	$17,343	$28,644
Recognition of credit claims as offset to research and development expense	5,698	10,104	13,498	17,169
Receipt of credit claims	—	(13,558)	—	(14,573)
Foreign currency translation	(843)	1,212	(615)	(753)
Balance at end of period	$30,226	$30,487	$30,226	$30,487

As of September 30, 2021, the Company’s tax incentive receivable from the U.K. government was $30.2 million, of which $18.3 million was classified as current and $11.9 million was classified as noncurrent. As of December 31, 2020, the Company’s tax incentive receivable from the U.K. government was $17.3 million, all of which was classified as current.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account, as of September 30, 2021 and December 31, 2020. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at September 30, 2021 and December 31, 2020.

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

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$74,324	$55,135
Restricted cash	4,266	4,266
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$78,590	$59,401

The Company also has $7.9 million in an escrow account associated with the construction of the Company’s leased facility in Fremont, California, which the Company has ceased construction and build-out, and has subleased the facility to a third-party who intends to perform construction and build-out of the facility. Subject to the terms of the lease and reduction provisions, this escrow amount may be decreased to nil over time upon qualifying construction expenditure, or will be returned in late 2022 to the extent funds are not used. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $2.1 million in receipts from the escrow funds for work performed to date. Of the $7.9 million remaining in the escrow account, $5.0 million is classified within other prepaid expenses and other current assets and $2.9 million is classified within other assets on the condensed consolidated balance sheet based on the timing of when the Company expects to receive the cash from the escrow agent.

Intangible assets, net

Intangible assets, net consist of accruals and payments of milestones associated with the Company’s approved products, net of accumulated amortization. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives and periodically reviews for impairment. The Company has not recognized any impairment charges related to intangible assets to date.

Product sales

The Company’s product sales of Strimvelis are currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. San Raffaele Hospital will purchase and pay for Strimvelis and submit a claim to the payer. The Company’s contracted sales with San Raffaele Hospital contain a single performance obligation and the Company recognizes revenue from product sales when the

Company has satisfied its performance obligation by transferring control of Strimvelis to San Raffaele Hospital. Control of the product generally transfers upon the completion of the scheduled Strimvelis treatment. The Company’s product sales represent total net product sales of Strimvelis. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and there is currently no variable consideration included in the transaction price for Strimvelis. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates that there is limited risk of product return, including the risk of product expiration. During the three months and nine months ended September 30, 2021, the Company had $0.7 million in sales of Strimvelis.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, facilities costs, depreciation, third-party license fees, certain milestone payments, and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials, as well as costs to develop a manufacturing process, perform analytical testing and manufacture clinical trial materials. The Company also includes the costs related to the Company’s collaboration arrangement in research and development expense. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. In addition, funding from research grants is recognized as an offset to research and development expense on the basis of costs incurred on the research program. Royalties to third parties associated with research grants will be accrued when they become probable.

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

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency translation.

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

Strimvelis loss provision

As part of the GSK transaction, the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (see Note 12). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with the Strimvelis program and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a credit to research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and will adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for the updated future losses.

The following table below outlines the changes to the Strimvelis loss provision for the periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$3,735	$4,392	$4,482	$6,790
Amortization of loss provision	(84)	—	(898)	(2,018)
Foreign currency translation	(105)	191	(38)	(189)
Balance at end of period	$3,546	$4,583	$3,546	$4,583

As of September 30, 2021, $0.6 million is classified as current, and $2.9 million is classified as non-current. As of December 31, 2020, $0.9 million was classified as current, and $3.6 million was classified as non-current.

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

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	As of September 30,
	2021	2020
Share options	14,659,035	11,980,433
Unvested performance-based restricted share units	663,500	867,574
	15,322,535	12,848,007

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

3. Fair value measurements and marketable securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2021 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months and nine months ended September 30, 2021, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of September 30, 2021:

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$24,014	$—	$—	$24,014
Corporate bonds		1,002		1,002
Commercial paper	—	23,098	—	23,098
Total cash equivalents	$24,014	$24,100	$—	$48,114
Marketable securities
Corporate bonds	$—	$102,877	$—	$102,877
Commercial paper	—	76,942	—	76,942
Total marketable securities	$—	$179,819	$—	$179,819
Total	$24,014	$203,919	$—	227,933

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2020:

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,650	$—	$—	$6,650
Corporate bonds	—	3,001	—	3,001
Commercial paper	—	2,999	—	2,999
Total cash equivalents	$6,650	$6,000	$—	$12,650
Marketable securities
U.S. government securities	$—	$2,997	$—	$2,997
Corporate bonds	—	93,358	—	93,358
Commercial paper	—	40,458	—	40,458
Total marketable securities	$—	$136,813	$—	$136,813
Total	$6,650	$142,813	$—	$149,463

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

Marketable securities

The following table summarizes the Company’s marketable securities as of September 30, 2021:

	At September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$103,915	$4	$(41)	$—	$103,878
Commercial paper	100,052	3	(14)	—	100,041
Total	$203,967	$7	$(55)	$—	$203,919

The following table summarizes the Company’s marketable securities as of December 31, 2020:

	At December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$3,000	$—	$(4)	$—	$2,996
Corporate bonds	96,259	133	(32)	-	96,360
Commercial paper	43,469	1	(13)	-	43,457
Total	$142,728	$134	$(49)	$-	$142,813

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity, as of September 30, 2021 and December 31, 2020

	At September 30, 2021	At December 31, 2020
Due in one year	$192,325	$132,056
Due after one year through three years	11,594	10,757
Total	$203,919	$142,813

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2021	2020
Prepaid external research and development expenses	$3,165	$1,421
Inventories	1,712	665
Other prepayments	2,453	4,930
VAT receivable	1,189	2,780
Construction deposit - current	4,968	1,552
Non-trade receivables	4,475	2,017
Total prepaid expenses and other current assets	$17,962	$13,365

5. Property and equipment, net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2021	2020
Property and equipment:
Lab equipment	$5,492	$5,114
Leasehold improvements	2,445	2,522
Furniture and fixtures	303	304
Office and computer equipment	1,172	763
Construction-in-process	906	302
Property and equipment	$10,318	$9,005
Less: accumulated depreciation	(5,562)	(4,224)
Property and equipment, net	$4,756	$4,781

Depreciation expense was $0.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $1.5 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. During the second quarter of 2020, the Company took impairment charges of $2.3 million related to construction-in-process and $0.8 million related to laboratory equipment (see Note 11).

6. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following:

	At September 30, 2021			At December 31, 2020
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
License milestones	$4,841	$(101)	$4,740	$3,076	$—	$3,076
Total	$4,841	$(101)	$4,740	$3,076	$—	$3,076

License milestones consist of capitalized milestone payments or accruals of payments the Company has deemed probable upon receiving regulatory approval of Libmeldy in the EU. The license milestones are being amortized on a straight-line basis over the remaining useful life of the related patents of approximately twelve years. For the three months and nine months ended September 30, 2021, amortization of intangible assets totaled $0.1 million. For the three months and nine months ended September 30, 2020, amortization of intangible assets was nil. The effect of foreign currency translation on the net carrying value of intangible assets during 2021 was not material.

The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter:

As of September 30,
2021 (October - December)	$103
2022	410
2023	410
2024	410
2025	410
Thereafter	2,997
Total	$4,740

7. Other assets

Other assets consist of the following:

	September 30,	December 31,
	2021	2020
Deferred tax assets	4,468	5,219
Deposits	996	1,144
Deferring financing costs	708	975
Other non-current assets	3,077	1,554
Construction deposits - long-term	2,975	6,572
Total other assets	$12,224	$15,464

8. Accrued expenses and other current liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued external research and development expenses	$11,599	$8,878
Accrued payroll and related expenses, including severance	10,100	11,881
Accrued professional fees	993	791
Accrued other	2,671	3,401
Accrued milestone payments	2,585	3,076
Strimvelis liability - current portion	552	916
Total accrued expenses and other liabilities	$28,500	$28,943

9. Notes payable

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

As of September 30, 2021, and December 31, 2020, notes payable consist of the following:

	September 30,	December 31,
	2021	2020
Notes payable, net of issuance costs	$32,647	$24,659
Less: current portion	$—	(4,861)
Notes payable, net of current portion	$32,647	$19,798
Accretion related to final payment	139	406
Notes payable, long term	$32,786	$20,204

As of September 30, 2021, the estimated future principal payments due are as follows:

Aggregate Minimum Payments
2021 (October - December)	—
2022	785
2023	9,429
2024	9,429
2025	9,429
Thereafter	5,083
Total	34,155
Less current portion	—
Less unamortized portion of final payment	(1,016)
Less unamortized debt issuance costs	(353)
Notes payable, long term	$32,786

During the three months and nine months ended September 30, 2021, the Company recognized $0.7 million and $1.8 million of interest expense, respectively, related to the term loan. During the three months and nine months ended September 30, 2020 the Company recognized $0.6 million and $1.8 million of interest expense, respectively, related to the term loan. The effective annual interest rate as of September 30, 2021 on the outstanding debt under the term loan was approximately 8.5%.

10. Share-based compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors determined not to make any further awards under the 2016 plan following the Company’s IPO. As of September 30, 2021, 6,429,862 shares remained available for issuance under the 2018 Plan, 721,500 shares remained available for issuance under the 2020 Inducement Plan, and 1,341,016 shares remained available for issuance under the ESPP.

Share option activity

The following table summarizes option activity under the plans for nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2020	13,895,643	$7.96
Granted	8,104,206	4.89
Exercised	(1,691,435)	1.62
Forfeited	(2,467,243)	10.92
Outstanding at September 30, 2021	17,841,171	$6.76
Vested and expected to vest, as of September 30, 2021	17,841,171	$6.76
Exercisable, September 30, 2021	7,334,390	$6.95

The weighted-average grant date fair value of share options granted during the nine months ended September 30, 2021 was $3.19.

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

The following table summarizes award activity for the nine months ended September 30, 2021:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2020	464,000	180,000	644,000	$8.75
Granted	—	47,500	47,500	4.94
Vested	(89,667)	(41,667)	(131,334)	9.15
Forfeited	(51,500)	(62,500)	(114,000)	9.94
Unvested and outstanding at September 30, 2021	322,833	123,333	446,166	$7.89

The maximum aggregate total fair value of all outstanding RSUs is $3.3 million, which relates to performance-based conditins. The fair value associated with the performance-based conditions will be recognized when achievement of the milestones becomes probable, if at all. The Company determined that, as of June 30, 2021, none of the regulatory and research and development milestones associated with any outstanding RSUs were deemed probable. The amount of compensation cost recognized for the nine months ended September 30, 2021 and 2020 for the market condition associated with the performance-based RSUs was nil million and $0.3 million, respectively. The amount of compensation cost recognized for the three months ended September 30, 2021 and 2020 for the market condition associated with the performance-based RSUs was nil and nil, respectively.

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$2,096	$2,617	$7,106	$8,398
General and administrative	3,293	3,046	10,092	12,823
Total share-based compensation	$5,389	$5,663	$17,198	$21,221

During the nine months ended September 30, 2020, the Company recognized $2.7 million of share-based compensation expense to selling, general and administrative expense related to the modification of share option awards associated with the separation of the Company’s former Chief Executive Officer.

As of September 30, 2021, total unrecognized compensation cost related to unvested share option grants was approximately $45.1 million. This amount is expected to be recognized over a weighted average period of approximately 2.9 years. As of September 30, 2021, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $3.3 million, dependent upon achievement of the aforementioned milestones.

11. Restructuring charges

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

Cash restructuring charges

Accrued restructuring and severance costs are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet. Activity for the 2020 fiscal year is summarized as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Balance at beginning of period	$841	$—
Charged to expense	(9)	1,575
Payments made	(511)	(1,254)
Balance at end of period	$321	$321

During the nine months ended September 30, 2021, the Company had no restructuring charges. During the nine months ended September 30, 2021 and 2020, nil and $1.1 million, respectively, of the employee termination benefits has been classified on the condensed consolidated statement of operations as research and development expense and nil and $0.5 million, respectively, has been classified as selling, general, and administrative expense.

Impairment of long-lived assets

During the three months and nine months ended September 30, 2021, the Company had no non-cash restructuring charges. During the three months and nine months ended September 30, 2020, the Company took the following non-cash charges to research and development expense associated with the impairment of construction-in-process associated with the Fremont manufacturing facility, partial impairment of the right-of-use asset for the Fremont manufacturing facility lease (the “Fremont ROU asset”), and a write-down of laboratory equipment from the Company’s Menlo Park, CA facility:

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

As of the assessment date in May 2020, the fair value of the Fremont ROU asset was $11.2 million, and the Company recorded a $2.6 million impairment charge related to the asset. The remaining carrying value of the Fremont ROU asset will be amortized over the remaining lease term on a straight-line basis. In December 2020, the Company executed a sublease for the Fremont manufacturing facility with an unrelated third-party for the remaining lease term. No further impairment was necessary as a result of the sublease. The occurrence of a triggering event for the Fremont ROU asset in future periods could result in additional impairment charges if the estimated fair value of the asset is determined to be lower than the carrying value.

12. License agreements

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

13. Collaboration agreement with Pharming Group N.V.

Overview

On July 1, 2021, the Company entered into a strategic collaboration with Pharming Group N.V. (“Pharming”) to research, develop, manufacture and commercialize OTL-105, an investigational ex vivo autologous HSC gene therapy for the treatment of hereditary angioedema (HAE), a life-threatening rare disorder that causes recurring swelling attacks in the face, throat, extremities and abdomen (the “Collaboration Agreement”).

Under the terms of the Collaboration Agreement, Pharming was granted worldwide rights to OTL-105 and will be responsible for clinical development, regulatory filings and commercialization of the investigational gene therapy, including associated costs. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during preclinical and clinical development, which will be funded by Pharming. In addition, both the Company and Pharming will explore the application of non-toxic conditioning regimen for use with OTL-105 administration.

The Company received an upfront payment of $10.0 million in cash from Pharming. The Company is also eligible to receive up to $189.5 million in development, regulatory and sales milestones as well as mid-single to low double-digit royalty payments on future worldwide sales.

Share Purchase Agreement

The Company also entered into a Share Purchase Agreement with Pharming on July 1, 2021 (the “SPA”), pursuant to which the Company issued 1,227,738 ordinary shares to Pharming for total consideration of $7.5 million. The consideration is payment for the fair value of ordinary shares with a fair value of $4.1 million plus a $3.4 million premium on the fair value of the Company’s ordinary shares.

The “Collaboration Agreement” and the “SPA” are referred to together as the “Pharming Agreements.”

Accounting Analysis

At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 1,227,738 of the Company’s ordinary shares as part of the SPA, and the license and collaboration agreement, which conveys the license and provides for the Company to provide research, development, manufacturing services for OTL-105. The Pharming Agreements were entered into concurrently as part of a single commercial objective, and the Company considers them a single arrangement for accounting purposes. The total upfront payments of $17.5 million comprises $4.1 million attributed to the equity sold to Pharming and $13.4 million attributed to the Collaboration Agreement. In determining the fair value of the common stock issued to Pharming as part of the SPA, the Company used an option pricing valuation model to take into consideration certain holding period restrictions on the shares. The fair value of the Company’s common shares was considered a level 2 fair value measurement within the fair value hierarchy. The most significant assumptions within the model are the Company’s stock price, the term of the restrictions and the stock price volatility, which is based upon historical volatility of the Company’s stock. Based on the fair value adjustments made by management, the fair value of the shares issued was determined to be $4.1 million with the excess proceeds of $3.4 million being allocation to the Collaboration Agreement.

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer  (“ASC 606”). The Company has concluded that the conveyance of the license for the HAE program and the provision of research, development, and manufacturing services for the HAE program represent a series of distinct services that are accounted for as a single performance obligation within the Collaboration Agreement. The Company determined that the transaction price includes: the non-refundable up-front payment of $10.0 million, the $3.4 million in premium associated with the SPA, and the variable consideration for estimated reimbursement payments at agreed upon contractual rates to be received from Pharming for the Company’s on-going research, development, and manufacturing services. The potential future variable consideration associated with reimbursement for research, development, and manufacturing services provided by the Company to Pharming at agreed upon contractual rates is the only remaining unsatisfied performance obligation. The milestone payments included in the Collaboration Agreement are fully constrained, as a result of the uncertainty regarding whether any of the associated milestones will be achieved and therefore, the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The total estimated cost of the research and development services reflect the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services. The Company re-evaluates the transaction price as of the end of each reporting period.

The Company also considered the existence of any significant financing component within the Pharming Agreements given their upfront payment structure. Based upon this assessment, the Company concluded that the up-front payments were provided for valid business reasons and not for the purpose of providing financing. Accordingly, the Company has concluded that the upfront payment structure of the Pharming Agreements does not result in the existence of a significant financing component.

The Company recognizes revenue associated with the performance obligation as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The transfer of control to the customer occurs over the time period that the research, development and manufacturing services are to be provided by the Company, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred consistent with the cost-to-cost method. The Company's continuing obligations to provide research, development, and manufacturing services is based on the results of such efforts, and the estimated costs associated with the remaining efforts required to complete the performance obligations may change, which may materially impact revenue recognition. The Company regularly evaluates and, when necessary, updates the costs associated with the remaining effort under the Collaboration Agreement. Accordingly, revenue may fluctuate from period to period due to revisions to estimated costs, resulting in a change in the measure of progress for the performance obligation, or if the transaction price changes due to inclusion of any milestone payments that become unconstrained.

The following table summarizes research and development costs incurred and collaboration revenue recognized in connection with the Company’s performance under the Collaboration Agreement:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Reimbursement revenue	$428	$—	$428	$—
Upfront and milestone payment revenue	64	—	64	—
Total collaboration revenue recognized	$492	$—	$492	$—

The Company had $0.4 million and nil due from Pharming included in accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company had contract liabilities of $12.9 million, which is classified as either current or long-term deferred revenue in the condensed consolidated balance sheet based on the period over which this is expected to be recognized. The deferred revenue balance represents the portion of the upfront payments received that are partially unsatisfied as of September 30, 2021.

14. Income taxes

The Company recorded income tax expense of $0.7 million and benefit of $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. The Company recorded income tax benefits of $1.1 million and of $0.5 million for the three months ended September 30, 2021 and 2020, respectively, which relates primarily to the Company’s subsidiary operations in Europe and the U.S. The Company has not benefited operating losses related to its U.K. entities. The income tax benefits for the three months and nine months ended September 30, 2021 and 2020 were primarily due to share-based compensation windfalls.

15. Commitments and contingencies

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Manufacturing and technology development master agreement with AGC Biologics

The Company entered into an agreement with AGC Biologic S.p.A (“AGC”) in July 2020 pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of September 30, 2021:

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive manufacturing suites	Total remaining AGC commitment
2021 (October - December)	$1,416	$5,234	$—	$6,650
2022	2,744	8,750	3,216	14,710
2023	3,186	8,177	3,216	14,579
2024	3,186	8,177	3,216	14,579
2025	1,593	4,089	1,608	7,290
Total commitment	$12,125	$34,427	$11,256	$57,808

*Tabular disclosure above has been translated to U.S. Dollar, from Euro, using an exchange rate of €1.00 to $1.18.

Lease commitments

The Company leases office and laboratory space and has an embedded lease at AGC for use of exclusive manufacturing suites. There have been no material changes to the Company’s lease commitments as reported in the Company’s Annual Report on Form 10-K.

16. Employee benefit plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $0.5 million and $1.4 million in matching contributions for the three months and nine months ended September 30, 2021, respectively. The Company paid $0.3 million and $1.3 million in matching contributions for the three months and nine months ended September 30, 2020, respectively.

17. Related party transactions

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

As of September 30, 2021, and December 31, 2020, the Company had accounts payable and accrued expenses due to GSK of nil and $0.1 million, respectively. During the nine months ended September 30, 2021, the Company recorded no expense associated with transactions with GSK. During the nine months ended September 30, 2020 the Company entered into a global license agreement with GSK for use of their lentiviral stable cell line technology whereby the Company recorded $1.3 million of in-process research and development expense associated with upfront payments made to GSK. During the nine months ended September 30, 2021, the Company made $0.1 million in payment on accounts payable due to GSK. During the nine months ended September 30, 2020, the Company made $5.8 million in payments on accounts payable due to GSK.

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

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in our initial public offering (“IPO”) and follow-on offering, ordinary shares in our private placement, and convertible preferred shares. We have also financed our operations through proceeds from our senior term facilities agreement (the “Amended Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., and proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

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

Our net losses were $108.2 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $713.9 million. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $254.1 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy, have placed significant restrictions on travel. While some restrictions have been relaxed since the beginning of the pandemic, many restrictions are still in place. In the U.S. and UK, our office-based employees have been primarily working from home since March 2020. Limitations on travel and other social distancing measures may have an effect on our preclinical and clinical activities and regulatory timelines. While our clinical sites are still treating and following up with patients in clinical trials, these centers are also devoting significant resources to patients with COVID-19 and may need to devote additional resources as variants of COVID-19 lead to a potential rise in hospitalizations, which could limit their ability to enroll additional patients in ongoing clinical studies. While we believe we have enrolled and treated enough patients to support a first regulatory filing for OTL-200 in the U.S., COVID-19-related impacts shifted the enrollment timeline for our OTL-201 trial for the treatment of MPS-IIIA by three months.

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

Components of our results of operations

Product Sales

During the quarters ended September 30, 2021 and 2020, we recognized $0.7 million and $2.0 million revenue from sales of Strimvelis, respectively. Libmeldy received approval from the European Commission in December 2020 and, if we are able to identify patients and secure reimbursement for our treatment, we may begin to generate revenue from the sale of Libmeldy in Europe in 2021 or early 2022. Strimvelis is distributed exclusively at the San Raffaele Hospital in Milan, Italy.

Collaboration revenue

During the quarter ended September 30, 2021, we began recognizing revenue our collaboration agreement with Pharming. Under revenue recognition guidance, we account for our obligations to provide the license and research, development, and manufacturing services under the agreement as a series of distinct services that are accounted for as a single performance obligation. We recognize revenue using the cost-to-cost input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. We recognize adjustments in revenue under the cumulative catch-up method. Under this method, the impact of this adjustment on revenue recorded to date is recognized in the period the adjustment is identified. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

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
•

facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities, costs related to our collaboration agreements, and other operating costs;

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will remain consistent quarter over quarter for the near term as we continue to: (i) expedite the clinical development and seek to obtain marketing approval for our lead product candidates, including OTL-200 in the U.S. for MLD and OTL-103 for WAS in the U.S. and Europe; (ii) work towards the clinical development of our early clinical phase product candidates, which may include initiating pivotal clinical trials for OTL-203 in MPS-IH and expanding the Phase I/II study for OTL-201 in MPS-IIIA; (iii) reduce our investment in and development expenses for OTL-300 for TDT and reallocate these financial resources to other programs; (iv) seek to improve the efficiency and scalability of our outsourced manufacturing processes and supply chain; (v) build process development and analytical capabilities in the near term, and potential manufacturing capabilities in the longer term; and (vi) continue to discover and develop additional product candidates. For example, in April 2020, we announced our intention to accelerate our research and development efforts for projects in less rare indications, including two new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease, and in November 2020 we announced a new program in amyotrophic lateral sclerosis (ALS). We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

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

Selling, general and administrative expenses were flat in the third quarter of 2021 as compared to the third quarter of 2020. We expect that our general and administrative expenses will remain steady in the near term. We note that our selling costs are likely to increase as we continue to expand our organization into multiple countries in Europe to support the planned launch of Libmeldy, which received marketing authorization in the European Union as well as the United Kingdom, Iceland, Liechtenstein and Norway in December 2020 but that such increases will be offset by savings as a result of our restructuring and other initiatives.

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

Results of operations

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Product sales, net	$700	$2,595	$(1,895)
Collaboration revenue	492	—	492
Total revenues	1,192	2,595	(1,403)
Costs and operating expenses
Cost of product sales	226	858	(632)
Research and development	63,631	71,082	(7,451)
Selling, general and administrative	41,353	48,760	(7,407)
Total costs and operating expenses	105,210	120,700	(15,490)
Loss from operations	(104,018)	(118,105)	14,087
Other income (expense):
Interest income	349	2,906	(2,557)
Interest expense	(1,814)	(1,753)	(61)
Other (expense) income	(2,049)	(2,223)	174
Total other (expense) income, net	(3,514)	(1,070)	(2,444)
Loss before provision for income taxes	(107,532)	(119,175)	11,643
Income tax (expense) benefit	(704)	816	(1,520)
Net loss	$(108,236)	$(118,359)	$10,123

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$16,209	$15,000	$1,209
Primary immune deficiencies	12,847	15,418	(2,571)
Blood disorders	555	1,700	(1,145)
Other research and preclinical programs under development	3,705	2,110	1,595
Total direct research and development expenses:	33,316	34,228	(912)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	26,843	27,661	(818)
Share-based compensation	7,106	8,398	(1,292)
Accretion of Strimvelis loss provision	(898)	(2,018)	1,120
Research and development tax credit	(13,498)	(17,169)	3,671
Impairment of long-lived assets	—	5,650	(5,650)
Facility and other	10,762	14,332	(3,570)
Total indirect research and development expenses	30,315	36,854	(6,539)
Total research and development expenses	$63,631	$71,082	$(7,451)

Direct research and development expenses for our neurometabolic disorder programs increased by $1.2 million during the nine months ended September 30. 2021 compared to the nine months ended September 30, 2020. During this period, direct expenses associated with OTL-200 for MLD decreased by $0.4 million compared to 2020. This was primarily due to a $1.3 million credit we recorded in the second quarter of 2021 associated with relief of payment due to a licensor for a regulatory milestone associated with EMA approval of Libmeldy, and due to a $0.1 million decline in clinical costs. This was offset by an increase of $1.1 million in process development costs. Direct expenses associated with OTL-203 for MPS-IH increased by $3.0 million, primarily due to technical development costs associated with vector, plasmid, and drug product production. Direct expenses for OTL-201 for MPS-IIIA declined by $1.3 million, primarily due to a decline of $1.0 million in technical development costs, and a decline of $0.3 million in clinical development costs. Direct expenses of OTL-202 for MPS-IIIB did not change materially as compared to the prior year period.

Direct research and development expenses for primary immune deficiency-related programs declined by $2.6 million, primarily due to the de-prioritization and eventual termination of the license for OTL-101 for ADA-SCID in 2020 and 2021. Direct expenses associated with OTL-101 declined by $3.8 million. This was due to a $4.1 million decrease in manufacturing and process development costs with third-party contract manufacturers. Clinical-related costs increased by $0.3 million, primarily due to provisions made in the second quarter of 2021 for estimated future clinical costs associated with our sponsored clinical trials for OTL-101. After taking a provision for our estimated future clinical obligations associated with our sponsored clinical trials, we do not expect to incur significant further costs associated with OTL-101 due to termination of the license with UCLA/UCLB. The decline in direct expenses for OTL-101 were offset by an increase in direct expenses for OTL-103 for WAS of $1.6 million, which was primarily due to an increase in clinical trial costs and consulting expenses. Direct expenses for OTL-102 for X-CGD declined by $1.1 million, primarily due to a payment in the form of ordinary shares valued at $0.8 million made to Oxford BioMedica upon entering into an amendment to an on-going agreement in 2020 that did not recur in 2021.

Direct research and development expenses for our blood disorder programs declined by $1.1 million due to our de-prioritization of OTL-300 for TDT. In the future, we do not expect to incur significant direct costs associated with OTL-300. The increase in costs associated with other research and preclinical programs of $1.6 million relates primarily to discovery-stage manufacturing and clinical costs, including programs targeting frontotemporal dementia and Crohn’s disease, as well as other undisclosed programs. We expect these costs to continue to increase as part of our new strategic growth plan to focus on these less rare indications.

Unallocated research and development costs and offsets to research and development expenses declined by $6.5 million. This is due to $5.7 million non-cash impairment charges associated with the consolidation and closure of our research and development and manufacturing facilities in California that occurred in the nine months ended September 30, 2020 that did not recur in 2021. Personnel costs also declined by $0.8 million and share-based compensation declined by $1.2 million. The personnel declines are attributable to severance charges incurred in the nine months ended September 30, 2020 that did not recur in 2021. Facility and other research and development costs such as lab supplies and consumables, external manufacturing and process development, and other unallocated platform-related costs not attributable to a specific developmental program declined by $3.6 million. This was primarily due to a decline of 2.0 million in facility-related costs due to credits from the sublease of our Fremont Facility of $2.0 million, which are recorded as an offset to research and development expense. The benefits of our U.K. research and development tax credit that is recorded as an offset to research and development expense declined by $3.7 million in 2021 compared to the same period of 2020 due toa $5.8 million change in estimate of qualifying costs in 2020 that did not recur in the same period in 2021. Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense declined by $1.1 million in 2021 as compared to the same period of 2020, as we have adjusted our ongoing estimate due to the de-prioritization and termination of the OTL-101 license and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$15,391	$17,788	$(2,397)
Share-based compensation	10,092	12,770	(2,678)
Consulting, professional, and insurance-related costs	9,368	8,334	1,034
Marketing, promotions, and advocacy	3,668	5,226	(1,558)
Facilities and IT-related costs	3,409	3,944	(535)
Other	(575)	698	(1,273)
Total selling, general, and administrative expenses:	$41,353	$48,760	$(7,407)

Selling, general and administrative expenses were $41.4 million in the first three quarters of 2021, compared to $48.8 million in the first three quarters of 2020. The decline of $7.5 million was primarily due to savings associated with our corporate restructuring, which occurred in the second quarter of 2020, including a $2.4 million decline in personnel expenses. Included in this decline is a $0.7 million charge in 2020 associated with the separation of our former Chief Executive Officer that did not recur in 2021. Share-based compensation expense declined by $2.7 million in the first three quarters of 2021 compared to the first three quarters of 2020 due to a $2.7 million charge associated with the separation of our Chief Executive Officer in March 2020 that did not recur in 2021. Consulting, professional, and insurance-related costs increased by $1.0 million, primarily due to an increase in directors’ and officers’ insurance costs of $0.8 million. Expenses associated with marketing and commercialization of Strimvelis and Libmeldy, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, declined by $1.6 million. Other general and administrative costs declined by $1.7 million, resulting in a credit of $0.6 million in the first three quarters of 2021 as compared to expenses of $1.1 million in the same period of 2020. This is due to an increase of $1.2 million in expected reimbursements that we receive of fees charged for our ADR program, which are accounted for as an offset to general and administrative expenses.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2021 and 2020 consisted of expense of $3.5 million and $1.1 million, respectively. During the nine months ended September 30, 2021, we had realized and unrealized losses on foreign currency transactions of $2.0 million, compared to realized and unrealized losses of $1.5 million for the same period in 2020. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, and will fluctuate with changes in exchange rates. Additionally, we had interest income of $0.3 million in the first three quarters of 2021, compared to $2.9 million in the same period of 2020. This decline in interest income is attributable to lower yields associated with our marketable securities. Interest expense increased by $0.1 million in the first three quarters of 2021 as compared to the same period of 2020.

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Product sales, net	$700	$1,998	$(1,298)
Collaboration revenue	492	—	492
Total revenues	1,192	1,998	(806)
Costs and operating expenses
Cost of product sales	226	667	(441)
Research and development	20,846	14,678	6,168
Selling, general and administrative	13,039	12,956	83
Total costs and operating expenses	34,111	28,301	5,810
Loss from operations	(32,919)	(26,303)	(6,616)
Other (expense) income:
Interest income	65	534	(469)
Interest expense	(683)	(572)	(111)
Other (expense) income	(4,041)	5,510	(9,551)
Total other (expense) income, net	(4,659)	5,472	(10,131)
Loss before provision for income taxes	(37,578)	(20,831)	(16,747)
Income tax beneft (expense)	1,133	541	592
Net loss	$(36,445)	$(20,290)	$(16,155)

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$7,029	$4,548	$2,481
Primary immune deficiencies	3,976	3,628	348
Blood disorders	263	548	(285)
Other research and preclinical programs under development	1,056	1,176	(120)
Total direct research and development expenses:	12,324	9,900	2,424
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	8,610	7,861	749
Share-based compensation	2,096	2,626	(530)
Accretion of Strimvelis loss provision	(84)	—	(84)
Research and development tax credit	(5,698)	(10,104)	4,406
Impairment of long-lived assets	—	—	—
Facility and other	3,598	4,395	(797)
Total indirect research and development expenses	8,522	4,778	3,744
Total research and development expenses	$20,846	$14,678	$6,168

Direct research and development expenses for our neurometabolic disorder programs increased by $2.5 million during the three months ended September 30. 2021 compared to the three months ended September 30, 2020. During this period, direct expenses associated with OTL-200 for MLD increased by $1.4 million compared to the same period in 2020. This was primarily due to a $1.0 million increase in process development costs, and a $0.4 million increase in clinical costs. Direct expenses associated with OTL-203 for MPS-IH increased by $1.6 million primarily due to an increase in manufacturing costs of $2.1 million, offset by a decline in clinical costs of $0.3 million. Direct expenses for OTL-201 for MPS-IIIA declined by $0.6 million due to a $0.6 million decline in manufacturing costs. Costs for OTL-202 for MPS-IIIB did not change materially as compared to the prior year period.

Direct research and development expenses for primary immune deficiency-related programs increased by $0.3 million during the three months ended September 30. 2021 compared to the three months ended September 30, 2020. Direct expenses for OTL-103 for WAS declined by $0.3 million, which consists of a $1.4 million decrease in vector and drug product manufacturing and process development cost, offset by a $0.5 million increase in clinical trial costs and a $0.6 million increase in consulting expenses. Direct expenses associated with OTL-101 declined by $0.5 million due to lower technical development and clinical costs. We do not expect to incur significant further costs associated with OTL-101 due to termination of the license with UCLA/UCLB. Direct expenses for OTL-102 for X-CGD increased by $0.8 million, primarily due to an increase in clinical charges.

Direct research and development expenses for our blood disorder programs declined by $0.3 million due to our de-prioritization of OTL-300 for TDT. In the future, we do not expect to incur significant direct costs associated with OTL-300. Costs for other discovery and preclinical programs were flat compared to the prior year period. In the near term, we expect these costs to remain steady as we progress our research on our early-stage programs, including programs targeting frontotemporal dementia and Crohn’s disease.

Unallocated research and development costs and offsets to research and development expenses increased by $3.7 million. Personnel costs also increased by $0.7 million and share-based compensation declined by $0.5 million. The personnel increase is attributable to slightly higher headcount as compared to the prior year period. Facility and other research and development costs such as lab supplies and consumables, external manufacturing and process development, and other unallocated platform-related costs not attributable to a specific developmental program declined by $0.8 million. This was primarily due to a decline of $1.1 million in facility-related costs due to credits from the sublease of our Fremont Facility of $0.7 million, which are recorded as an offset to research and development expense. The benefits of our U.K. research and development tax credit that is recorded as an offset to research and development expense declined by $4.4 million, which is the result of $5.8 million change in estimate in the third quarter of 2020 that did not recur in the same period of 2021.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$4,866	$4,854	$12
Share-based compensation	3,293	2,992	301
Consulting, professional, and insurance-related costs	2,878	2,514	364
Marketing, promotions, and advocacy	1,516	1,232	284
Facilities and IT-related costs	1,348	1,158	190
Other	(862)	206	(1,068)
Total selling, general, and administrative expenses:	$13,039	$12,956	$83

Selling, general and administrative expenses were $13.0 million in the third quarter of 2021, compared to $13.0 million in the third quarter of 2020. Share-based compensation expense increased slightly by $0.3 million. Consulting, professional, and insurance-related costs increased by $0.4 million, primarily due to an increase in directors’ and officers’ insurance costs of $0.3 million. Expenses associated with marketing and commercialization of Strimvelis and Libmeldy, and costs associated with increased promotional and advocacy activities in preparation for the potential future commercialization of our product candidates, if approved, increased by $0.3 million. Facilities and IT-related costs increased by $0.2 million generally due to increased IT costs. Other general and administrative costs declined by $1.1 million, resulting in a credit of $1.0 million in the third quarter of 2021 as compared to expenses of $0.2 million in the same period of 2020. This is due to an increase of $1.0 million in expected reimbursements that we receive of fees charged for our ADR program, which are accounted for as an offset to general and administrative expenses.

Other income (expense), net

Other income (expense), net for the third quarter of 2021 and 2020 consisted of losses of $4.7 million and gains of $5.5 million, respectively. During the third quarter of 2021, we had realized and unrealized losses on foreign currency transactions of $4.0 million, compared to realized and unrealized gains of $5.9 million for the same period of 2020. These realized and unrealized gains and losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar. and will fluctuate with changes in exchange rates. Additionally, we had interest income of $0.1 million in the third quarter of 2021, compared to $0.6 million in the third quarter of 2020. This decline in interest income is attributable to lower yields associated with our marketable securities. Interest expense increased by $0.1 million in the third quarter of 2021 as compared to the third quarter of 2020.

Liquidity and capital resources

From our inception through September 30, 2021, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired our commercial product Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We expect to launch Libmeldy in Europe and generate product sales as early as late 2021 or early 2022. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., and our Original Credit Facility and our Amended Credit Facility.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. As of September 30, 2021, we have not sold any shares under the Sales Agreement.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report on Form 10-K, filed with the SEC on March 2, 2021.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(91,701)	$(114,440)
Net cash used in investing activities	(46,928)	134,660
Net cash provided by financing activities	157,916	2,831
Effect of exchange rate changes on cash	(98)	(941)
Net increase in cash, cash equivalents, and restricted cash	$19,189	$22,110

Operating activities

During the nine months ended September 30, 2021, operating activities used $91.7 million of cash, primarily resulting from our net loss of $108.2 million. Cash usage from changes in our operating assets and liabilities was $13.9 million, which was primarily driven by an increased in our research and development tax credit receivable of $13.5 million. Accounts payable, accrued expenses, and other current liabilities used $10.3 million. These declines were offset by $13.7 million in cash inflows from deferred revenue associated with our collaboration agreement with Pharming. Non-cash adjustments to operating activities of $30.4 million was primarily due to $17.2 million in non-cash share-based compensation expense. Further, there were unrealized foreign currency adjustments of $10.3 million, which was primarily driven by unrealized foreign currency losses on intercompany accounts by our U.K. subsidiary.

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

Investing activities

During the nine months ended September 30, 2021 and 2020, respectively, we used $46.9 million and generated $134.7 million of cash in investing activities. The decline in cash from investing activities in the nine months ended September 30, 2021 compared to 2020 is attributable to cash usage for purchases of marketable debt securities of $242.3 million in the first three quarters of 2021, as compared to purchases of $76.2 in the same period of 2020. Further, in the first three quarters of 2021 there was cash generation of $198.0 million in proceeds from sales and maturities of marketable securities, as compared to cash generation of $221.5 million in the same period of 2020. In the first three quarters of 2020, we deposited $10.0 million to a construction escrow account, of which we have taken in receipts of $1.9 million associated with qualified construction expenditures.

Financing activities

For the nine months ended September 30, 2021 and 2020, cash provided by financing activities was $157.9 million and $2.8 million, respectively. During the first three quarters of 2021, we generated $143.6 million of proceeds from the issuance of ordinary shares in our private placement, after payment of $6.4 million in offering costs. In the nine months ended September 30, 2021, we generated $7.4 million associated with our entrance into the Amended Credit Facility (see Note 9 of our condensed consolidated financial statements). Further, we generated $4.1 million in proceeds associated with the Securities Purchase Agreement with Pharming that was entered into as part of our collaboration agreement. In the nine months ended September 30, 2020, we generated $2.8 million in proceeds from the exercise of share options and issuance of ordinary shares as part of our ESPP, which was the only financing activities in the first three quarters of 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of September 30, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of $254.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2021, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business faces significant risks. This section of the Quarterly Report highlights some of the risks that may affect our future operating results. You should carefully consider the risks described below, as well as in our consolidated financial statements and the related notes included elsewhere in this Quarterly Report and in our other SEC filings. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Quarterly Report and our other SEC filings. See “Special Note Regarding Forward-Looking Statements” above.

Risks related to our financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We have incurred net losses of $108.2 million and $118.4 million for the nine months ended September 30, 2021 and 2020, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development, and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, building a global commercial infrastructure to support commercialization of our product candidates, including Libmeldy (OTL-200) and OTL-103 for Wiskott Aldrich syndrome, or WAS, if such product candidates are approved, as well as expanding our team. Prior to the approval of Libmeldy in Europe in December 2020, Strimvelis was our only product approved for sale. Absent the realization of sufficient revenues from product sales of Libmeldy and Strimvelis, and from sales of our current or future product candidates, if approved, we may never attain profitability.

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
•

continue the development of our product candidates, including (i) the clinical development and seeking of marketing approval for our lead product candidates, including OTL-200 in the U.S. for MLS and OTL-103 for WAS in Europe and the U.S., (ii) initiating a pivotal clinical trial for OTL-203 in MPS-IH, (iii) expanding the Phase I/II study for OTL-201 in MPS-IIIA, (iv) our ongoing clinical trials and any regulatory updates for OTL-300 for transfusion-dependent beta-thalassemia, or TDT, and (v) any other clinical trials that may be required to obtain marketing approval for our product candidates;

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

•	obtaining market acceptance of Libmeldy, Strimvelis and our product candidates, if approved, as viable treatment options with acceptable safety profiles;
•	addressing any competing technological and market developments;

•	implementing additional internal systems and infrastructure, as needed, including robust quality systems and manufacturing capabilities;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

We anticipate incurring significant costs associated with commercializing Libmeldy in Europe and any other products for which we obtain marketing approval. Our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration, or the FDA, or the EMA or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate or if we encounter delays or clinical holds in the development of our product candidates. Even if we commercialize Libmeldy in Europe, generate revenue from sales of Strimvelis and are able to generate revenues from the sale of any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception. We recorded negative cash flows from operating activities during the first nine months of 2021 and 2020, primarily due to our net loss of $108.2 million and $118.4 million during those periods, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we (i) prepare to launch the commercialization of Libmeldy in Europe, (ii) continue to support our commercial infrastructure in support of Strimvelis and our anticipated commercialization of OTL-103 for WAS, if approved, (iii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iv) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and Strimvelis and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our research and development programs and/or commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the success of our commercialization efforts and market acceptance of Libmeldy in Europe;
•

the cost and our ability to maintain the commercial infrastructure and manufacturing capabilities to support Libmeldy in Europe, Strimvelis in the European Union and any other products for which we obtain marketing approval, including costs relating to quality systems, regulatory affairs, compliance, product sales, medical affairs, commercial marketing, manufacturing and distribution;

•

qualifying for, and maintaining, adequate coverage and reimbursement by government and payors on a timely basis for Libmeldy and Strimvelis and any other products for which we obtain marketing approval;

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
•

revenue, if any, received from commercial sales of Libmeldy, Strimvelis and any other products for which we may obtain marketing approval, including amounts reimbursed by government and third-party payors;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms of our current and any future license agreements and collaborations; and

•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

Identifying potential product candidates and conducting preclinical testing and clinical trials, as well as preparing for the potential commercialization of these product candidates, is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any products other than Strimvelis. In addition, Libmeldy, Strimvelis and any other products for which we obtain and maintain marketing approval may not achieve commercial success. Any product revenues from our product candidates, if any, will be derived from or based on sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

We may seek to raise capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise capital through the sale of equity, convertible debt securities or other equity-based derivative securities, ownership percentages of all our shareholders may be diluted and the terms may include liquidation or other preferences that adversely affect their rights as shareholders. Any additional indebtedness we incur would result in additional increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise funds through strategic partnerships, alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our product candidates, or grant licenses on terms unfavorable to us. Adequate financing may not be available to us on acceptable terms, or at all. The significant volatility in public equity markets and the disruptions to the U.S. and global economies caused by the COVID-19 pandemic may make it more difficult to raise capital through sales of our ADSs on favorable terms, or at all.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated in August 2018 to become a holding company for Orchard Therapeutics (Europe) Limited, which was founded in 2015, and its subsidiaries. Our operations, to date, have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring certain of our product candidate portfolios and rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates, establishing research and development and manufacturing capabilities, establishing a quality management system, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union, and building a global commercial infrastructure to support commercialization of Libmeldy and OTL-103 for WAS, if approved. We have not yet demonstrated the ability to manufacture products on a commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they might be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and setbacks.

Risks related to the discovery, development and regulatory approval of our product candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our autologous ex vivo gene therapy approach, and our future success depends on our successful development of commercially viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs or that any such development problems can be solved. Although we have established a commercial infrastructure for the production of Strimvelis in the European Union and we are building a global commercial infrastructure to support commercialization of Libmeldy and OTL-103 for WAS, if approved, we may experience delays in establishing a sustainable, reproducible and scalable manufacturing capability with commercial CDMO partners, which may prevent us from commercializing our product candidates for which we obtain marketing approval on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, EMA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate can vary substantially, for example, based upon the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than the process for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or EMA. We have limited experience in preparing, submitting and maintaining regulatory submissions. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, Europe or in other jurisdictions, or how long it will take to commercialize Libmeldy in Europe or any other product candidates for which we obtain marketing approval. Approvals by the EMA may not be indicative of what the FDA may require for approval, and vice versa.

The results from our clinical trials for OTL-200 for MLD, OTL-103 for WAS and for any of our other product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval. Before we submit our product candidates for marketing approval, the FDA and/or the EMA may require us to conduct additional clinical trials or evaluate patients for an additional follow-up period.

The results from our clinical trials may not be sufficiently robust to support the approval of or submission of marketing approval for our product candidates by the FDA for OTL-200 and by the FDA and EMA for OTL-103 for WAS. The FDA and EMA normally require two registrational trials to approve a drug or biologic product, and thus the FDA and/or EMA may require that we conduct additional clinical trials of our product candidates prior to a BLA or MAA submission. The FDA and EMA typically do not consider a single registrational clinical trial to be adequate to serve as sufficient evidence to support a marketing authorization unless, among other things, (i) the trial is well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and (ii) a confirmatory study would be practically or ethically impossible.

Due to the nature of the indications our product candidates are designed to treat, and the limited number of patients with these conditions, a placebo-controlled and blinded study is not always practicable for ethical and other reasons. Accordingly, in some cases our registrational programs rely on natural history models to demonstrate clinical efficacy. While the FDA recognizes the potential for natural history models to alleviate the need for placebo arms in trials for drugs that target very rare diseases, where trial recruitment can be especially challenging, the FDA has found the use of natural history data as a historical comparator to be unsuitable for adequate and well-controlled trials in many circumstances. The FDA generally finds trials using historical controls to be credible only when the observed effect is large in comparison to variability in disease course. It is possible the FDA will not consider our comparisons to natural history data and, where available, historical transplant data or intra-subject comparison between before gene therapy and after gene therapy data, to provide clinically meaningful results. Additionally, even though OTL-200 for MLD and OTL-103 for WAS have achieved the primary endpoints in their respective ongoing registrational clinical trials, the FDA has not (and in the case of OTL-103, the EMA has also not) yet approved the clinical meaningfulness of the trial results and their sufficiency to support a marketing authorization.

For example, although the FDA cleared our IND application for OTL-200 in 2020 and we received Regenerative Medicine Advanced Therapy, or RMAT, designation in 2021, there can be no guarantee we will be successful in resolving open matters to the FDA’s satisfaction before the intended BLA submission, in which case the adequacy of our clinical endpoints, natural history analysis and CMC data package to support a potential BLA submission and approval will be review issues. We have also received written feedback from the FDA on the sufficiency and adequacy of our data package for OTL-103 for WAS. The FDA has advised us that the sufficiency of such package to support a BLA submission will be a review issue and recommended that we collect additional CMC and clinical data to support any such submission. We continue to engage with the FDA as we seek to address its recommendations and identify expeditious paths to market for our product candidates.

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

It is possible that the FDA or EMA may not consider the results of our clinical trials, including reliance on foreign clinical data, to be sufficient for approval of our product candidates. If the FDA or EMA require additional trials, we would incur increased costs and face delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, it is possible that the FDA and EMA may have divergent opinions on the elements necessary for a successful BLA and MAA submission, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

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

The FDA and EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse events in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates, which could require additional preclinical studies or clinical trials to support the marketing approval of our product candidates or which could make our product candidates unable to successfully obtain approval. Similarly, the European Commission may issue new guidelines concerning the development and marketing authorization for gene therapies and require that we comply with these new guidelines, which could require additional preclinical studies or clinical trials to support the marketing approval of our product candidates or which could make our product candidates unable to successfully obtain approval.

As we advance our product candidates, we are required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects might be materially and adversely affected.

The FDA and EMA have released a series of final guidance documents and a draft guidance document for consultation, which amongst other topics, included various aspects of gene therapy product development, review and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. We cannot be certain whether future guidance will be issued and be relevant to, or have an impact on, our gene therapy programs or the duration or expense of any applicable regulatory development and review processes.

Libmeldy, Strimvelis and our product candidates and the process for administering Libmeldy, Strimvelis and our product candidates may cause serious or undesirable side effects or adverse events or have other properties that could delay or prevent regulatory approval, limit commercial potential or result in significant negative consequences for our company.

Following treatment with our gene therapies, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, additional safety risks, contraindications, drug interactions, adverse events and side effects are only detectable after investigational products are tested in larger scale registrational trials or, in some cases, after they are made available to patients on a commercial scale after approval. The FDA generally requires long-term follow-up of study subjects. Although the risk profile of a gene therapy candidate is a factor in determining the adequacy of such long-term follow-up, the FDA currently recommends that sponsors observe study subjects for potential gene therapy-related adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects. If additional experience indicates that any of our product candidates -- or similar products developed by other companies -- have side effects or cause serious or life-threatening side effects, the development of such product candidate may fail or be delayed, or, if the product has received regulatory approval, such approval may be revoked or limited.

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

Any of these events could prevent us from achieving or maintaining market acceptance of Libmeldy, Strimvelis and any other products for which we obtain marketing approval and could significantly harm our business, prospects, financial condition and results of operations.

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

We may be unable to demonstrate comparability between (i) drug product manufactured using HSCs derived from a patient’s mobilized peripheral blood and drug product manufactured using HSCs derived from a patient’s bone marrow, (ii) drug product that has been cryopreserved and fresh drug product, and (iii) the manufacturing process used at academic centers with the manufacturing process used at CDMOs. Failure to demonstrate such comparability could affect our ability to secure regulatory approval for our product candidates or could affect the commercial viability of our product candidates if approved for use using only HSCs derived from bone marrow or using only fresh drug product.

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

In those cases where clinical trials were conducted using vector and/or drug product manufactured at academic research centers, we will need to demonstrate comparability between vector and drug product manufactured by our CDMOs with vector and/or drug product manufactured at such academic centers. Similarly, in those cases where clinical trials were conducted using fresh drug product, we will need to demonstrate comparability between drug product that has been cryopreserved and fresh drug product. In some cases, clinical trials were conducted using drug product using bone marrow or mobilized peripheral blood, or both, as the cellular source. In some cases, we may seek to demonstrate comparability between drug product manufactured using one cellular source and another. In other cases, we may elect to initially seek approval of our product candidate using one cellular source only and subsequently seek approval for the use of the other cellular source. We cannot be assured that the FDA, EMA or other regulatory authority will not require us to conduct additional analytical studies (including comparability analyses), preclinical studies and/or clinical trials before approving our product candidates using these intended commercial production methods and processes. Moreover, we cannot be assured that our analytical comparability analyses or clinical trials will be sufficiently robust to support approval of our product candidates using these production methods and processes. For example, in connection with our OTL-200 (Libmeldy) program, the FDA has noted that we may have challenges demonstrating comparability between data collected at one manufacturing facility using bone marrow and data collected at another manufacturing facility using bone marrow or peripheral blood as source cells material. Also, both the FDA and the EMA have advised us that they will require clinical data using drug product that has been cryopreserved as part of our planned BLA and MAA submissions for OTL-103 for WAS.

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

In certain conditions, such as MLD and ADA-SCID, the potency of a product candidate may be directly measured through enzymatic activity; however, for an intracellular protein such as WAS, developing an assay is more complex. We are working with the FDA and EMA to develop appropriate approaches to assess the drug product potency of OTL-103 for the treatment of WAS, but COVID-19-related restrictions to laboratory access at our facilities and those of our third-party service providers have delayed and may continue to delay the timeline for such development. If an adequate potency assay for a product candidate, such as OTL-103, is not available, if COVID-19-related restrictions to laboratory access persist, or if the FDA or EMA require additional tests or recommend a different approach to support the potency of any of our product candidates, regulatory approval for any such product candidates will be delayed, and such regulators might request additional clinical data to support comparability analysis. Similarly, if one or more of these regulatory authorities does not accept that our drug product manufactured with HSCs derived from the patient’s mobilized peripheral blood is comparable to drug product manufactured with HSCs derived from the patient’s bone marrow, any regulatory approval would be limited to drug product manufactured with HSCs derived from the patient’s bone marrow until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials. In April 2020, the FDA advised us that we may need to generate additional data to demonstrate the comparability of our OTL-200 drug product derived from the patient’s mobilized peripheral blood and the OTL-200 drug product derived from the patient’s bone marrow, and that the data provided to date are inadequate to determine if the two materials are comparable. Further, the FDA requested that we provide data that demonstrates the comparability of the different OTL-200 product formulations used across our trials. Failure to demonstrate such comparability, or if we are required to conduct additional testing or additional clinical trials, potentially at additional sites, would delay any marketing authorization and adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

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

For example, although sustained clinical activity has been observed in clinical trials to date for Libmeldy (OTL-200) and OTL-103 for WAS, follow-up in each of these clinical trials is ongoing and there can be no assurance that the results, in each case as of the applicable primary endpoint measurement date, seen in clinical trials of any of our product candidates ultimately will result in success in clinical trials or provide adequate support for marketing approvals by the FDA in the case of Libmeldy and by the FDA or EMA in the case of OTL-103 without conducting further clinical trials. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future trials involving our product candidates. There are limited data concerning long-term safety and efficacy following treatment with our product candidates. For example, OTL-202 for mucopolysaccharidosis type III-B, or MPS-IIIB, has not yet been tested in humans. These and any of our other product candidates may fail to adequately demonstrate safety and efficacy in clinical development despite positive results in preclinical studies. Our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these trials will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be harmed.

Additionally, in June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit.” The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the “Exit Day”), however there was an initial transition period during which European Union medicines legislation continued to apply in the United Kingdom. This transition period ended on December 31, 2020, but the United Kingdom and the European Union signed an EU-UK Trade and Cooperation Agreement (the “TCA”), which was ratified in April 2021. Under the terms of the TCA, the European Union and Great Britain have separate regulatory regimes for pharmaceutical products, although there are some provisions for mutual recognition of standards, for example with regards to GMP. For instance, Great Britain will now no longer be covered by the centralized procedure for obtaining European Economic Area (the “EEA”)-wide marketing authorizations for medicinal products (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of medicinal products will be required, resulting in an authorization covering the United Kingdom or Great Britain only. Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom now that the legislation has the potential to diverge from European Union legislation. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the United Kingdom or European Union. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Most of the clinical trials for our product candidates conducted to date were conducted at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, most of the clinical trials conducted on our product candidates have been conducted outside the United States. For example, we do not yet have an IND open in the United States for OTL-203 for MPS-IH or OTL-201 for MPS-IIIA. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA, as noted in the risk factor immediately above. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, due to study design or otherwise, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Further, without an IND open in the United States, we forego more frequent interactions and dialogue with FDA regarding the design and conduct of our trials as well as product comparability, which may delay or halt the development of our product candidates later in development should FDA later disagree with the design or conduct of our trials or product comparability approach.

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

Since March 2020, when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. As of August 25, 2021, certain inspections, such as foreign pre-approval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. In May 2021, the FDA announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that a manufacturing or bioresearch monitoring inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

We must identify, engage and coordinate with treatment centers where a patient’s cellular source material must be collected, prepared, stored and transported to the manufacturing facility, and the cryopreserved drug product must be returned to the treatment center for administration into the patient using controlled temperature shipping containers. Once collected from the patient, the cellular source material must be prepared and stored according to specified procedures. While we intend to standardize the processes at treatment centers, if there is a deviation of the processes, the cellular source material from a patient could be adversely impacted and potentially result in manufacturing failures. The patient’s cellular materials must be transported to the manufacturing facility using a shipping container that maintains the material at a cool temperature and must typically be delivered and processed within three days of collection. While we intend to use reputable couriers and agents for the transport of such materials, if the shipping container is opened or damaged such that the cool temperature is not maintained, the cellular source material may be adversely impacted, and it may not be feasible to manufacture a drug product for the patient. Similarly, if a shipment is delayed due to adverse weather, misrouting, being held up at a customs point, COVID-19 impacts or other events, the cellular source material may not be delivered within a time window that will allow for its use for the successful manufacture of a drug product.

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

Any collaborations we enter into in the future may pose several risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•	we may not achieve any milestones, or receive any payments, under our collaborations, including milestones or payments that we expect to achieve or receive;
•	the clinical trials conducted as part of these collaborations may not be successful;
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

If our collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaborations. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report apply to the activities of our collaborators.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct our preclinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to monitor and manage data for our ongoing preclinical and clinical programs. As one example, OTL-102 for X-CGD is currently being investigated in ongoing academic-sponsored clinical trials at Boston Children’s Hospital, the NIH and UCLA in the United States, and

GOSH in Europe. While we will have agreements governing the activities of our academic partners and CROs, we will control only certain aspects of their activities and have limited influence over their actual performance.

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

We do not control the design or conduct of the academic-sponsored trials, and it is possible that the FDA or EMA will not view these academic-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements provide us certain information rights with respect to the academic-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the academic-sponsored trials. However, we do not have control over the timing and reporting of the data from academic-sponsored trials, nor do we own the data from the academic-sponsored trials. If we are unable to confirm or replicate the results from the academic-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of OTL-201 for MPS-IIIA, OTL-203 for MPS-IH and OTL-102 for X-CGD or any other product candidate investigated in an academic-sponsored clinical trial. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the academic-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

We intend to commercialize our product candidates, if approved, in the United States, Europe, and other markets, and we are currently undertaking preparations for our commercial launch of Libmeldy in Europe. We intend to commercialize Libmeldy and our other product candidates, if approved, directly with specialized teams, given the relative rarity of the indications we are targeting. Although we have substantially built out our initial commercial infrastructure in preparation for our commercial launch of Libmeldy in Europe, we are continuing to build out our commercial capabilities and infrastructure and have a limited marketing and sales team for the marketing, sales and distribution of Strimvelis, Libmeldy and our product candidates, if approved. In order to commercialize Libmeldy, Strimvelis and OTL-103 for WAS, if approved, or any of our other product candidates that may be approved, we must continue to build and expand, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we are unable to establish sufficient commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.

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

We focus our research and product development on treatments for immunological disorders and inherited neurometabolic and neurodegenerative genetic disorders. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for ultra-rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we advance our product candidates towards commercialization, learn more about market dynamics and engage with regulators on potential marketing approvals, our view of the initial potential market opportunity for our products will become more refined. In some cases, the approved label may initially be directed to a narrower patient population with the opportunity to expand the label upon submission of additional clinical data. For example, in the case of Libmeldy, we are initially focused primarily on annual incidence of the disease, and in the case of OTL-103 for WAS we are initially focused primarily on prevalence of the disease. In each case this means the initial market opportunity for these product candidates may be smaller than the total addressable market opportunity that could be achieved over time. If we are unable to advance product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, for instance, because of a lack of newborn screening or diagnostic initiatives, inadequate disease awareness among healthcare providers, or otherwise, we may not address the entirety of the opportunity we are seeking. As a result, patients may be difficult to identify and access, the addressable patient population in the United States, Europe and elsewhere may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Public health crises such as pandemics or similar outbreaks can adversely impact our business. The COVID-19 global pandemic has caused significant disruptions to the U.S. and global economies, has contributed to significant volatility and negative pressure in financial markets, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have impacted various aspects of our business and our operations and are likely to continue to impact our operations. The extent to which the COVID-19 global pandemic impacts our operations, or those of our third-party partners, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the duration of the pandemic and related disruptions, renewed outbreaks in the future, including different strains of the virus, the ability to distribute and deliver approved vaccines and boosters on a timely basis and the uptake and effectiveness of such vaccines, new information that may emerge concerning the severity of the pandemic and other actions to contain the coronavirus or treat its impact, among others.

In response to the pandemic, we implemented a work from home policy. Most of our administrative employees continue to work outside of our offices, and we have reduced on-site staff significantly and, in some cases, restricted on-site staff to only those required to execute certain laboratory and related support activities. Continued remote working could have a variety of impacts on our business, including increasing our cyber security risk, creating data accessibility concerns, and making us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, manufacturing sites and clinical trial sites. We may also experience difficulty in recruiting and onboarding new employees. In addition, as a result of continued or renewed restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.

We are conducting clinical trials for our product candidates in the United States and Europe, which are currently being affected by the COVID-19 pandemic and will likely continue to be affected. Our clinical sites have devoted significant resources to patients with COVID-19, which could limit their ability to enroll additional patients in ongoing clinical trials or follow-up with existing patients. Some factors from the COVID-19 pandemic that have delayed and may continue to delay or otherwise adversely affect enrollment in or the progress of our clinical trials for some or all of our product candidates, as well as our business generally, include:

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

Trial procedures (particularly any procedures that may be deemed non-essential), patient dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to the above factors or other reasons related to the pandemic. Furthermore, if the coronavirus, including new strains of the virus, continues to spread, or recurs in the future, or if approved vaccines are not as effective as anticipated or are significantly delayed in being administered, some patients and clinical investigators may not be able to comply with clinical trial protocols or we may see increased rates of patients withdrawing from any planned clinical trial following enrollment, including as a result of contracting COVID-19 or travel limitations (whether voluntary or required), which may impede patient movement, affect access to trial sites, or interrupt healthcare services. Moreover, follow-up visits associated with our active clinical trials are in most cases being conducted using alternative data collection approaches due to COVID-19 travel and other trial site limitations. Though we are following the FDA, EMA and certain country-specific guidance on the management of clinical trials during the COVID-19 pandemic, we may also utilize other alternative approaches that may not be as effective as traditional approaches, and regulatory bodies, such as the FDA and EMA, may not approve such data collection techniques and may consider the data collected during the COVID-19 pandemic insufficient support for the relevant regulatory filings. Additionally, we have experienced and anticipate that the COVID-19 pandemic may continue to result in regulatory delays, such as delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals. The pandemic may also result in greater regulatory uncertainty. For example, while the FDA and EMA have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including remote monitoring, protocol deviations and adverse event reporting, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance and the adequacy of the data collected during the COVID-19 pandemic to support regulatory filings. Any disruption or delay in our ability to complete preclinical and clinical development of our product candidates could impair our ability to successfully gain regulatory approval for and ultimately commercialize our product candidates and may harm our business and results of operations.

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

Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Adverse events in other lentiviral gene therapy trials unrelated to our product candidates could negatively impact our business. Our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Increasing demand for compassionate use of our unapproved therapies could result in losses.

We are developing our autologous ex vivo gene therapies to address rare diseases for which there are currently limited or no available therapeutic options. Media attention to individual patients’ expanded access requests has resulted in the introduction and passage of legislation at the local and national level referred to as “Right to Try” laws, which are intended to help enable patient access to unapproved therapies. Such legislation includes the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, which was signed into law in May 2018. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future.

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

There have been several other actions taken at a federal level seeking to lower drug prices. At a federal level, President Biden signed an Executive Order in July 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the U.S. federal government pays for drugs, and address price gouging in the industry. The Executive Order also directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations in September 2020, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in August 2021, CMS announced a proposed rule to rescind the Most Favored Nation rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU, as of January 1, 2021, the GDPR has been incorporated into UK domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019. UK-based organizations doing business in the EU will need to continue to comply with the EU General Data Protection Regulation (“GDPR”). The UK is now regarded as a third country under GDPR, but the European Commission has issued a decision recognizing the UK as providing adequate protection under GDPR. Therefore, transfers of personal data originating in the EU to the UK remain unrestricted. The UK Government has also confirmed that transfers of personal data originating in the UK to the EU may continue to flow freely. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, where required obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, and taking certain measures when engaging third-party processors, including concluding data processing agreements, where required appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules and restrictions on the transfer of personal data to countries outside the European Economic Area, including the United States (see below), and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20.0 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. In addition, further to the United Kingdom’s exit from the EU (“Brexit”) on January 31, 2020 and the expiry of the subsequent transition period on December 31, 2020, the GDPR has been brought into UK law as the “UK GDPR.” The UK is now regarded as a third country under GDPR, but the European Commission has issued a decision recognizing the UK as providing adequate protection under GDPR. Therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. In the present document, references to “GDPR” are meant to include both the EU and the UK GDPR, unless specified.

Significantly, adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States, in compliance with European and UK data protection laws. In June 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published a draft version of its International Transfer Agreement, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

Although our license rights from The Regents of the University of California, University College London, GSK, and Telethon-OSR, are exclusive, they are limited to particular fields, such as MLD, WAS or TDT, and are subject to certain retained rights. Absent an amendment or additional agreement, we may not have the right to use the in-licensed intellectual property, data, or know-how for one of our programs in another program. Furthermore, the licenses (including sublicenses) that we have or may enter into in the future may not provide rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology, products and product candidates. As a result, we may not be free to commercialize certain of our products or product candidates in fields or territories of interest to us. Furthermore, if the licenses are not exclusive in territories of interest to us, we may be unable to prevent competitors from developing and commercializing competitive products in territories included in our licenses. Licenses (including sublicenses) to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business.

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

Based upon our ordinary shares outstanding as of September 30, 2021, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of September 30, 2021, we had outstanding 124,770,519 voting and non-voting ordinary shares. The holders of 21,438,727 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, as of September 30, 2021, 17,841,171 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

We are incorporated under English law. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the UK Companies Act 2006, and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.

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

•

Under English law and our Articles of Association, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the Articles of Association. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve certain significant transactions.

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

As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. As of December 31, 2020, we had cumulative carryforward tax losses of $390.1 million. Subject to numerous utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the Company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 will be limited each year to £5.0 million plus, broadly, an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a company that carries out extensive research and development activities, we seek to benefit from two UK research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carried forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. Our eligibility to claim payable research and development tax credits may be limited or eliminated because we may no longer qualify as a small or medium-sized company. The U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim.

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

In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as Brexit. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020 (the “Exit Day”). A post-Brexit transition period, or the Transition Period, started on the Exit Day and expired on December 31, 2020. During the Transition Period, most laws of the European Union continued to apply to the United Kingdom while the future relationship between the United Kingdom and the European Union was formally negotiated. The United Kingdom and the European Union have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable in January 2021 and was ratified in April 2021. The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the United Kingdom and the European Union, take effect in practice. Such a withdrawal from the European Union is unprecedented, and it is unclear how the restrictions on the United Kingdom’s access to the single market for goods, capital, services and labor within the European Union and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the United Kingdom in the long-term.

In particular, it could lead to a period of considerable uncertainty in relation to the United Kingdom financial and banking markets, as well as on the regulatory process in Europe. As a result of Brexit, the EMA, formerly situated in London, relocated to Amsterdam. Further, there is considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and EU’s intertwined legal regimes as to how Brexit, now that the Transition Period has expired, will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union now that the two regulatory regimes have the potential to diverge. The impact will largely depend on the model and means by which the United Kingdom’s relationship with the European Union is governed post-Brexit. For example, now that the Transition Period has expired, Great Britain will no longer be covered by the centralized procedures for obtaining EEA-wide marketing authorization from the EMA, and a separate process for authorization of drug products, including our product candidates, will be required in Great Britain resulting in an authorization covering the United Kingdom or Great Britain only. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a Great Britain marketing authorization. A separate application will, however, still be required. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.

Brexit may also result in a reduction of funding to the EMA if the United Kingdom no longer makes financial contributions to European institutions, such as the EMA. If United Kingdom funding is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. Dollar, may adversely affect us. These adverse impacts may be exacerbated by the ongoing economic disruption caused by the COVID-19 global pandemic. Although we are based in the United Kingdom, we source research and development, manufacturing, consulting and other services from the United States and the European Union. Further, potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. Dollar, but also the Euro, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

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

General Risk Factors

We have debt service obligations and may incur additional indebtedness in the future, which could adversely affect our financial condition, our results of operations and our ability to react to changes in our business.

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

The fact that a portion of our cash, cash equivalents, and marketable securities could be needed to make payments on our indebtedness could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions or increased interest rates;
•	restricting our ability to use our cash, cash equivalents, and marketable securities for other purposes;
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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under the Amended Credit Facility or otherwise in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. Our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets or seek additional equity investment. We may not be able to take any of such actions on a timely basis on terms satisfactory to us or at all.

The Amended Credit Facility contains usual and customary restrictive covenants relating to the operation of our business, including restrictions on our ability to:

•	incur or guarantee additional indebtedness;
•	incur or permit to exist certain liens;
•	undergo a change in control;
•	amend material agreements and organizational documents;
•	effect certain mergers, consolidations, asset sales and acquisitions; and
•	pay dividends on, or redeem or repurchase, share capital, enter into transactions with affiliates, or materially change our business.

We may be adversely affected by natural disasters, and our business continuity and disaster recovery plans may not adequately protect us.

Natural disasters, including earthquakes, fires, flooding and health epidemics and pandemics, could severely disrupt our business. If a natural disaster occurred, we could be prevented from using all or a significant portion of our facilities, which could make it difficult or impossible for us to continue our business for a substantial period of time. A natural disaster could also damage critical infrastructure and affect our third-party contract manufacturers. The Company’s disaster recovery and business continuity plans are currently limited and may not prove adequate in the event of a serious natural disaster or similar event. As such, the Company could incur substantial expenses if a natural disaster occurs, which could have a material impact on the Company’s business, financial condition, results of operations and prospects.

The anticipated phasing out of LIBOR may adversely affect the value of any outstanding debt instruments.

National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices known as “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, in

July 2017, the Chief Executive of the UK Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This deadline was extended until June 2023 for a number of key U.S. dollar benchmark maturities.

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

A change in accounting pronouncements or taxation rules or practices could have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. We could be required to modify a current tax or accounting position as a result of any such change, and this could adversely affect our reported financial results and could change the way we conduct our business.

We could be subject to securities class action litigation.

We could be the subject of a securities class action litigation. The risk is especially relevant to us because such litigations are often brought against companies following a decline in the market price of its securities, and biotechnology and pharmaceutical companies have experienced significant securities price volatility in recent years. If such a litigation were brought against us, it could result in substantial costs and could divert management’s attention and resources, which would be harmful to our business.

We are required to comply with the Exchange Act’s domestic reporting regime, which involves significant expense.

As of June 2019, we determined that we no longer qualified as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act, which means that we are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers. As of January 2020, we have been required to comply with the Exchange Act reporting and other requirements applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We have been required to make changes in our corporate governance practices in accordance with various SEC and Nasdaq rules. As a result of such compliance, the regulatory and compliance costs to us under U.S. securities laws have been higher than the costs we incurred as a foreign private issuer, and therefore, the loss of foreign private issuer status has increased our legal and financial compliance costs. We expect that compliance with the rules and regulations applicable to U.S. domestic issuers will make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors. In addition, our officers and directors are no longer exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sales of our securities.

We are no longer an “emerging growth company,” and we will incur additional expenses and need to devote increased management time to comply with disclosure obligations that now apply to the Company.

From our initial public offering until December 31, 2019, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. While we were an emerging growth company, we were permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These included, without limitation, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. Because we ceased to be an emerging growth company, we have incurred and expect to continue to incur additional expenses and to devote increased management time toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2021, we sold 1,227,738 ordinary shares to Pharming for total consideration of $7.5 million. The consideration is payment for fair value of ordinary shares with a fair value of $4.1 million plus a $3.4 million premium to fair value of the ordinary shares, as described herein at Item 1, Note 13. The offer, sale and issuance of the ordinary shares is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 3, 2021, Frank Thomas, President and Chief Operating Officer of the Company, submitted his resignation and entered into a Transitional Services Agreement with the Company (the “Transitional Services Agreement”). Mr. Thomas’ resignation was not due to any matter related to the Company’s operations, policies or practices, his experiences while serving in those positions or any disagreement with the management team.

Pursuant to the Transitional Services Agreement, Mr. Thomas will continue to serve as the President and Chief Operating Officer and provide services for the Company on a full-time basis until April 1, 2022, unless his employment ends earlier or the Company and Mr. Thomas agree to an extension (such period, the “Transition Period”). During the Transition Period, the Transitional Services Agreement provides, among other things, that in exchange for entering into and complying with the Transitional Services Agreement, which includes a customary release of claims, Mr. Thomas will (i) continue to receive his base salary, (ii) remain eligible to participate in the Company’s group employee benefit plan, (iii) continue to vest in his equity awards and (iv) receive his 2021 bonus, which shall be the greater of his target bonus or the bonus based on corporate performance, to be paid at the time that the Company pays its executives their annual incentive compensation for 2021, which will be no later than March 15, 2022. In addition, at the conclusion of his employment with the Company, provided that, among other things, Mr. Thomas’ employment is not terminated by the Company for “cause” and subject to the execution and effectiveness of an updated release, Mr. Thomas will be entitled to receive (a) for up to six months, the monthly employer premium equal to the same level of group health coverage as in effect at the conclusion of Mr. Thomas’ employment, (b) a prorated bonus for calendar year 2022, to be paid on the first practicable payroll date following the date of the conclusion of Mr. Thomas’s employment and (c) subject to approval by the Company’s Board of Directors (or the Compensation Committee thereof), an extension of the exercise period with respect to the vested shares of his share options as of the date of the conclusion of Mr. Thomas’s employment, until the earlier of (x) the one year anniversary of the date of the conclusion of Mr. Thomas’s employment or (y) the expiration date of the applicable share option.

The foregoing summary of the Transitional Services Agreement is qualified in its entirety by reference to the full agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Description

10.1*#	Transitional Services Agreement, dated November 3, 2021, between the Company, Orchard Therapeutics North America and Frank Thomas.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Indicates the exhibit is being furnished, not filed, with this report.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: November 4, 2021	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)