Form 10-K
period 2021-12-31
Orchard Therapeutics plc
filed 2022-03-30
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares, nominal value £0.10 per share, held by non-affiliates was approximately $544 million.

As of March 15, 2022, the Registrant had 125,834,611 ordinary shares, nominal value £0.10 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual General Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•	We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

•

We will need additional funding, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

•

The results from our clinical trials for OTL-200 for metachromatic leukodystrophy, or MLD, and for any of our other product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration or the European Medicines Agency may require us to conduct additional clinical trials or evaluate patients for an additional follow-up period.

•	Interim data and ad hoc analyses are preliminary in nature. Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

•

Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience, and we rely on third-party manufacturers that are often our single source of supply. We could experience manufacturing problems that result in delays in the development or commercialization of our commercial products or our product candidates or otherwise harm our business.

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

•

If we are unable to establish effective sales and marketing capabilities or enter into agreements with third parties to market, sell and gain reimbursement for Libmeldy and our product candidates that may be approved, we may be unable to generate product revenue.

•

If the size and value of the market opportunities for our commercial products or product candidates are smaller than our estimates, or if we have difficulty in finding patients that meet eligibility requirements for Libmeldy or any of our product candidates, if approved, our product revenues may be adversely affected and our business may suffer.

•

We face significant competition in our industry and there can be no assurance that our commercial products or our product candidates, if approved, will achieve acceptance in the market over existing established therapies. In addition, our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize any of our products or product candidates.

•	Business interruptions resulting from the ongoing COVID-19 pandemic have caused and may continue to cause a disruption to the development of our product candidates and adversely impact our business.

•	We may not be able to protect our intellectual property rights throughout the world.

•

We may become subject to claims that we are infringing certain third-party patents, for example, patents relating to lentiviral vectors, or other third-party intellectual property rights, any of which may prevent or delay our development and commercialization efforts and have a material effect on our business.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to our management as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•

the timing, progress and results of clinical trials and preclinical studies for our programs and product candidates, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work and the period during which the results of the trials or studies will become available;

•	the timing, scope and likelihood of regulatory submissions, filings and approvals;
•	our ability to develop and advance product candidates into, and successfully complete, clinical trials;
•	our expectations regarding the market opportunity for and size of the patient populations for Libmeldy (OTL-200) and our product candidates, if approved for commercial use;
•	the implementation of our business model and our strategic plans for our business, commercial products, product candidates and technology;
•	our plans and ability to build out our commercial infrastructure and successfully identify eligible patients for Libmeldy in Europe and our product candidates, if approved for commercial use;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of Libmeldy and any of our product candidates, if approved, including reimbursement for patients treated in a country where they are not a resident;
•	the adequacy, scalability and commercial viability of our manufacturing capacity, methods and processes, including those of our manufacturing partners, and our plans for future development;
•	the rate and degree of market acceptance and clinical utility of our commercial products and product candidates and gene therapy in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	the impact of the COVID-19 global pandemic on our business operations;
•	our competitive position;
•	the scope of protection we and our licensors are able to establish and maintain for intellectual property rights covering our commercial products and product candidates;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the impact of laws and regulations;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to contract with third-party suppliers, clinical sites and manufacturers and their ability to perform adequately;
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

To date, over 160 patients have been treated with our current and former product candidates across seven different diseases, with follow-up periods of more than 11 years following a single administration. We believe the data observed across these development programs, in combination with our expertise in the development, manufacturing and commercialization of gene and cell therapies, position us to provide potentially curative therapies to people suffering from a broad range of diseases.

We are currently focusing our ex vivo autologous HSC gene therapy approach on severe neurometabolic diseases and early research programs. Our lead program is OTL-200, which was approved in the European Union, the United Kingdom, Iceland, Liechtenstein and Norway under the brand name Libmeldy for eligible patients with early-onset metachromatic leukodystrophy, or MLD. Three eligible patients have been treated in a commercial setting to date. Our planned BLA submission timeline for OTL-200 with the FDA is late 2022 to early 2023.

We have a portfolio that includes a commercial-stage product and research and development-stage product candidates, and we believe our approach of using lentiviral vectors to genetically modify HSCs has wide-ranging applicability to a large number of indications. The ability of HSCs to differentiate into multiple cell types allows us to deliver gene-modified cells to multiple physiological systems, including the central nervous system, immune system and red blood cell and platelet lineage, thereby potentially enabling the correction of a wide range of diseases. By leveraging the innate self-renewing capability of HSCs that are engrafted in the bone marrow as well as the ability of lentiviral vectors to achieve stable integration of a modified gene into the chromosomes of HSCs, our gene therapies have the potential to provide a durable effect following a single administration.

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

Cryopreservation of our gene-modified HSCs is a key component of our commercialization strategy to deliver potentially curative gene therapies to patients worldwide, facilitating both local treatment and local or cross-border product reimbursement. In anticipation of commercialization, we developed a cryopreserved formulation of Libmeldy (OTL-200) and are collecting supportive clinical data from patients treated with cryopreserved formulations to support the analytical comparability to the fresh cell formulations used in our registrational clinical trials. The registrational trials for all our earlier stage product candidates are expected to be conducted using a cryopreserved formulation.

With the exception of OTL-105, our product candidate for the potential treatment of hereditary angioedema, or HAE, which we are pursuing in partnership with Pharming Group N.V., we have global commercial rights to all our clinical product candidates and plan to commercialize our gene therapies in key markets worldwide, including in Europe and the U.S. initially, subject to obtaining the necessary marketing approvals for these jurisdictions. We plan to deploy a focused commercial infrastructure to deliver Libmeldy and our product candidates, if approved, to patients and are focused on working closely with all relevant stakeholders, including patients, caregivers, specialist physicians and payors, to ensure the widest possible post-approval access for our product candidates. In addition, we may rely on third parties to assist with regulatory submissions, disease awareness, patient identification and reimbursement in countries where local expertise is required or where we do not have a direct presence. For example, in January 2021, we announced partnerships with two regional specialty pharmaceutical companies with experience in rare genetic diseases to support us in the Middle East and Turkey.

As we continue to develop our portfolio, we believe that the experience of our management team and our extensive academic relationships are key strategic strengths. Our management team has extensive experience in rare diseases and in the manufacturing, preclinical and clinical development and commercialization of gene and cell therapies. In addition, we partner with leading academic institutions around the world, which are pioneers in ex vivo autologous HSC-based gene therapy. We plan to leverage our internal expertise combined with our relationships with leading academic institutions to transition our lead clinical-stage product candidates to commercialization and continue to expand our portfolio of ex vivo autologous HSC gene therapy products.

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

Strimvelis for adenosine deaminase severe combined immunodeficiency, or ADA-SCID, is the only gammaretroviral vector-based gene therapy in our portfolio.

The image below illustrates the steps in our approach to transform a patient’s autologous HSCs ex vivo into therapeutic product.

Initial clinical trials conducted using our product candidates utilized a fresh product formulation, resulting in a limited drug product shelf life. We market Libmeldy (OTL-200) and plan to market our current and any future product candidates, if approved, in a cryopreserved product formulation, which is designed to extend the drug product shelf life and enable the shipment of the drug product to specialized treatment centers, allowing patients to receive treatment closer to their home while leveraging more centralized manufacturing. Cryopreservation also allows us to conduct a number of quality control tests on the genetically modified HSCs prior to introducing them into the patient.

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

We are currently focused on employing our ex vivo autologous HSC gene therapy approach in two therapeutic disease areas: neurodegenerative and immunological disorders. We also have a program focused on beta thalassemia, or TDT, a blood disorder, but new investments in this program are currently limited. Data from clinical trials suggest that ex vivo autologous HSC gene therapy has the potential to provide generally well-tolerated, sustainable and improved outcomes over existing standards of care for diseases in these areas. We believe that we can apply our approach beyond our current target indications to treat an even broader range of diseases.

Our strategy

We are building a leading, global, fully-integrated gene therapy company focused on transforming the lives of people affected by severe diseases. To achieve this, we are pursuing the following strategies:

•	Successfully commercialize Libmeldy (OTL-200) for the treatment of eligible patients with early-onset MLD in Europe and expand geographically into new markets as regulatory approvals are obtained
•	Advance our clinical-stage product candidates towards marketing approvals
•	Leverage the power of our therapeutic approach to investigate the potential of HSC gene therapy in larger indications
•	Invest in new technologies and innovations to continue to improve our manufacturing processes for lentiviral vector and drug product and reduce costs of goods manufactured
•	Establish end-to-end process development, manufacturing and supply chain capabilities, initially through third parties and internally over time
•	Establish a patient-centric, global commercial infrastructure, including with third parties in certain regions where we do not have a direct presence
•

Execute a business development strategy to leverage our HSC gene therapy approach, expand geographically, accelerate time-to-market or attract disease-area expertise to optimize the value of our portfolio of product candidates or expand into new indications

Our pipeline

Our pipeline spans multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist.

•

Our programs focused on neurodegenerative disorders consist of our commercial program approved in Europe, Libmeldy (OTL-200) for MLD, two clinical proof of concept-stage programs, OTL-203 for MPS-I and OTL-201 for mucopolysaccharidosis type IIIA, or MPS-IIIA, and three preclinical programs, OTL-202 for mucopolysaccharidosis type IIIB, or MPS-IIIB, OTL-204 for frontotemporal dementia with progranulin mutations, or GRN-FTD, and OTL-205 for amyotrophic lateral sclerosis, or ALS.

•

Our programs in immunological disorders consist of two preclinical programs, OTL-104 for Crohn’s disease with mutations in the nucleotide-binding oligomerization domain-containing protein 2, or NOD2-CD, and OTL-105 for HAE.

o

We also have a commercial program approved in Europe, Strimvelis for adenosine deaminase severe combined immunodeficiency, or ADA-SCID, an advanced registrational clinical program, OTL-103 for Wiskott Aldrich syndrome, or WAS, and one clinical proof of concept-stage program, OTL-102 for X-linked chronic granulomatous disease, or X-CGD. However, in March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 and OTL-102.

o

In July 2021, we entered into a collaboration with Pharming Group N.V., or Pharming, pursuant to which we granted Pharming worldwide rights to OTL-105. Under our agreement with Pharming, we will lead the completion of IND-enabling activities of OTL-105 and oversee its manufacturing during preclinical and clinical development, which will be funded by Pharming. Pharming will be responsible for clinical development, regulatory filings and commercialization of OTL-105, if approved, including associated costs.

•	We have a program focused on blood disorders at the clinical proof of concept stage of development, OTL-300 for TDT. However, in May 2020, we announced that new investment in OTL-300 would be limited.

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

Neurodegenerative Disorders

Gene therapy for treatment of MLD

Disease overview

MLD is a rare and life-threatening inherited disease of the body’s metabolic system occurring in approximately one in every 100,000 live births in most regions of the world. Higher incidence rates are reported in geographies of higher consanguinity, such as Turkey and the Middle East. MLD is caused by a mutation in the arylsulfatase-A gene, or ARSA, that results in the accumulation of sulfatides in the brain and other areas of the body, including the liver, gallbladder, kidneys, and/or spleen. Over time, the nervous system is damaged, leading to neurological problems such as motor, behavioral and cognitive regression, severe spasticity and seizures. Patients with MLD gradually lose the ability to move, talk, swallow, eat and see. In its late infantile form, mortality at five years from onset is estimated at 50% and 44% at 10 years for juvenile patients.

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

We obtained worldwide rights to this program through our asset purchase and license agreement with Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development LTD, or, together, GSK. The clinical trials for this program have been conducted under a GSK-sponsored clinical trial authorization, which was transferred to us during the third quarter of 2018.

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

Libmeldy has received orphan drug designation from the EMA for the treatment of MLD and orphan drug status was maintained at the time of approval. We are continuing to follow patients in the clinical development program for up to 15 years as a post-marketing commitment, and data will be presented to regulators at agreed timepoints in order to further characterize the long-term efficacy and safety of Libmeldy, particularly in the early symptomatic early juvenile population.

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

Co-primary endpoints

The co-primary endpoints of the integrated efficacy analysis were Gross Motor Function Measure, or GMFM, total score and ARSA activity, both evaluated at two years post-treatment. Results of this analysis indicate that a single-dose intravenous administration of Libmeldy is effective in modifying the disease course of early-onset MLD in most patients.

Pre-symptomatic LI and EJ patients treated with Libmeldy experienced significantly less deterioration in motor function at two years and three years post-treatment, as measured by GMFM total score, compared to age and disease subtype-matched untreated patients (p≤0.008). The mean difference between treated pre-symptomatic LI patients and age-matched untreated LI patients was 71.0% at year 2 and 79.8% at year 3. Similarly, the mean difference between treated pre-symptomatic EJ patients and age-matched untreated EJ patients was 52.4% at year 2 and 74.9% at year 3. Although not statistically significant, a clear difference in GMFM total score was also noted between treated early-symptomatic EJ patients and age-matched untreated EJ patients (28.7% at year 2; p=0.350 and 43.9% at year 3; p=0.054).

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

Clinical trial with cryopreserved drug formulation

The cryopreserved formulation of OTL-200 is being studied in a clinical trial of pediatric patients with pre-symptomatic LI, or pre- to early-symptomatic EJ in Milan, Italy.

The primary goal of this clinical trial is to assess the safety and efficacy of a cryopreserved formulation of OTL-200 in early-onset MLD patients, as measured by improvement in gross motor function and ARSA activity levels in the patients’ blood cells as well as overall survival. Secondary goals for this clinical trial include assessment of cognitive function through IQ.

Ten patients were treated in this trial between April 2017 and April 2020. Data, which included six of these ten patients, was presented at WORLDSymposium in 2021. The median duration of follow up was 0.87 years as of November 2019. Administration was generally well tolerated in all patients, and for those with enough follow-up post-treatment, preliminary evidence of engraftment and restoration of ARSA activity in peripheral blood to supraphysiological levels and in cerebral spinal fluid, or CSF, to normal levels has been shown. The short-term safety profile was comparable between patients treated with the fresh formulation.

Data Supporting Safety Profile of Libmeldy

The safety of Libmeldy was evaluated in 35 patients with MLD.

The median duration of follow-up in the integrated safety data set, which included 29 patients treated with the fresh (investigational) formulation was 4.51 years. Three patients died and a total of 26 patients remained in the follow-up phase. The median duration of follow-up in the 6 patients treated with the cryopreserved (commercial) formulation was 0.87 years.

All treated LI patients were alive with a follow-up post-treatment up to 7.5 years, and 10 out of 13 treated EJ patients were alive with a follow-up post-treatment of up to 6.5 years. No treatment-related mortality has been reported in patients treated with Libmeldy.

The most common adverse reaction attributed to Libmeldy was presence of anti-ARSA antibodies, or AAA. Five events of AAA were observed in four out of 35 patients and were related to treatment. Antibody titers were generally low and resolved either spontaneously or after a short course of rituximab. In all patients with positive AAA test results, no negative effects were observed in the post-treatment ARSA activity of peripheral blood or bone marrow cellular subpopulations nor in the ARSA activity within the cerebrospinal fluid. No impact on the clinical efficacy or safety outcomes were observed.in any of the subjects who reported AAA. In addition to the risk associated with the gene therapy, treatment with Libmeldy is preceded by other medical interventions, namely bone marrow harvest or peripheral blood mobilization and apheresis, followed by myeloablative conditioning, which carry their own risks. During the clinical studies, the safety profiles of these interventions were consistent with their known safety and tolerability.

For more details, please see the Summary of Product Characteristics, or SmPC, for Libmeldy.

OTL-200 development in the U.S.

OTL-200 has received orphan drug designation for the treatment of MLD as well as Rare Pediatric Disease designation. In late 2020, the FDA cleared our IND application for OTL-200 in the U.S., and in January 2021, FDA granted regenerative medicine advanced therapy, or RMAT, designation for OTL-200. Based on feedback received from the FDA, we are preparing for a BLA filing for OTL-200 in pre-symptomatic, early-onset MLD patients in late 2022 or early 2023 using data from existing OTL-200 patients. This approach and timeline are subject to the successful completion of activities remaining in advance of an expected pre-BLA meeting with the FDA, including demonstration of the natural history data as a representative comparator for the treated population.

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

The patients evaluated in this trial include pediatric MPS-IH patients from 14 to 35 months of age at the time of treatment and will be followed for at least five years post-treatment in the context of the proof of concept study and then continue to be evaluated in a long-term follow-up study.

In November 2021, we announced data published in the New England Journal of Medicine evaluating the safety and efficacy of OTL-203. For this publication’s last follow up of all patients (range between 12 and 24 months), interim data supporting clinical proof-of-concept illustrated that treatment with OTL-203 was generally well-tolerated with a safety profile consistent with the selected conditioning regimen. IDUA antibodies present prior to gene therapy as a result of ERT were not seen in any patient within three months following treatment. In addition, ERT was discontinued at least three weeks prior to any patient receiving gene therapy treatment, and no patients had re-started ERT post-treatment.

In terms of biomarker data, treatment demonstrated rapid and sustained metabolic correction with all patients achieving supra-physiological IDUA expression in dried blood spot samples at 12 months (a primary efficacy endpoint). Associated with this, the results demonstrated increased IDUA expression in the CSF, with reduction of GAGs in CSF and normalization of GAG levels in urine.

All eight patients treated with OTL-203 showed stable cognitive function, motor function and growth within or near the normal range at multiple data points post-treatment. For instance, stable cognitive performance was shown in all patients post-treatment, with follow-up ranging from six months to two years. Longitudinal growth that was within age-appropriate reference ranges was seen in all patients post-treatment, with follow-up ranging from nine months to two years. Furthermore, stable motor function was seen in all patients compared to pre-treatment, with follow-up ranging from nine months to 1.5 years, and improved range of motion (less joint stiffness) was also shown in all patients compared to pre-treatment, with follow-up ranging from nine months to 1.5 years.

We have been granted parallel scientific advice by the FDA and EMA on this program. We intend to seek the necessary regulatory clearance in mid-2022 to enable the initiation of the OTL-203 global registrational study by year end.

Gene therapy for treatment of MPS-IIIA and MPS-IIIB

Disease overviews

MPS-IIIA, also known as Sanfilippo syndrome type A, and MPS-IIIB, also known as Sanfilippo syndrome type B, are life-threatening metabolic diseases that cause accumulation of glycosaminoglycan in cells, tissues and organs, particularly in the brain. Within the first years after birth, MPS-IIIA and MPS-IIIB patients begin to experience progressive neurodevelopmental delay and decline, including speech delay and eventual loss of language, behavioral disturbances, and potentially severe dementia. Ultimately, most patients with MPS-IIIA progress to a vegetative state. Life expectancy for patients with MPS-IIIA and MPS-IIIB is between 10 to 25 years and 15 to 30 years, respectively.

The incidence of MPS-IIIA and MPS-IIIB are currently estimated to be one in 100,000 and one in 200,000 live births per year, respectively.

Limitations of current therapies

Currently, there are no effective treatments or approved therapies for MPS-IIIA or MPS-IIIB. Palliative care options involve medications for seizures and pain, antibiotics and sedatives, on a case-by-case basis, as well as physiotherapy, hydrotherapy and tube feeding or gastrostomy when patients can no longer eat without assistance. Palliative care addresses the symptoms of MPS-IIIA and MPS-IIIB but does not slow or reverse the progression of the underlying disease. Systemic ERT is not an approved treatment option and HSCT is not considered to be an effective treatment option for these diseases. The severity of symptoms and lack of an effective treatment option to manage these symptoms is a significant burden to MPS-IIIA and MPS-IIIB patients, their caregivers and families and healthcare systems.

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

Proof of concept trial in MPS-IIIA

We are supporting a proof-of-concept trial for the treatment of MPS-IIIA, which started enrollment in January 2020. The trial, which is being conducted by the Royal Manchester Children’s Hospital and sponsored by the Manchester University NHS Foundation Trust, completed enrollment in 2021 with the fifth patient treated in September 2021.

Interim results were presented at the WORLDSymposium in February 2022 through an oral presentation. The presentation featured supportive biomarker data from all five patients with evaluable results, with duration of follow-up ranging from three to 18 months. The treatment has been generally well-tolerated in all enrolled patients (n=5) with no serious adverse events.

In terms of biomarker data, SGSH enzyme expression in leukocytes and CD15+ cells increased from below normal levels at baseline to supra-physiological levels at three months in all five patients. Furthermore, investigators reported that within three months, there was >90% reduction in urinary GAGs (heparan sulfate) in all treated patients. Levels continue to decrease throughout the length of follow-up. CSF GAGs (heparan sulfate) decreased from baseline in the first three patients with available data.

We intend to report clinical data, including early clinical outcomes of cognitive function, from the OTL-201 proof-of-concept trial by year end.

Preclinical development of OTL-202 for treatment of MPS-IIIB

We intend to use the same approach to development for OTL-202 as OTL-201. Lentivirus vector optimization for OTL-202 for treatment of MPS-IIIB is ongoing, and we plan to continue to progress preclinical development of OTL-202. We plan to leverage information gained from OTL-201 preclinical and clinical development to support the OTL-202 program.

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

Preclinical development of OTL-204

Preliminary in vitro data obtained in 2020 have demonstrated that human cell lines and mouse HSCs can be efficiently transduced to produce GRN. GRN is then secreted in the culture medium and can be taken up by other types of cells that do not produce GRN themselves.

Preliminary in vivo data from the preclinical proof-of-concept study showed that murine GRN-/- HSPCs, transduced with an LV expressing progranulin under the control of a novel promoter, are able to engraft and repopulate the brain myeloid compartment of FTD mice and to locally deliver the GRN enzyme.

We intend to report data from the preclinical proof-of-concept study by year end and file an IND in 2024.

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

Preclinical development of OTL-104

OTL-104 preclinical work has shown that restoration of NOD2 gene expression in murine and human stem cells can rescue a defective myeloid immune response to microbial peptides. NOD2 defective inflammatory functions in primary human myeloid cells can be restored by both lentiviral and gene editing approaches. Preclinical studies to evaluate the safety of this approach show that NOD2-LV gene modification of human CD34+ stem cells does not affect HSC engraftment or immune subset development and differentiation following transplantation into NSG mice. Transplantation of NOD2-LV gene modified murine stem cells further demonstrates that HSC derived transgene+ cells can efficiently migrate and reconstitute the myeloid cell compartments of intestinal tissue.

Development of an experimental colitis induction model is now in progress for OTL-104 preclinical proof-of-concept studies.

Other programs

In March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD.

Blood disorders

Gene therapy for treatment of TDT

In May 2020, we announced that new investment in OTL-300 for treatment of beta-thalassemia would be limited.

Future applications of our ex vivo autologous HSC gene therapy approach

We believe that our versatile ex vivo autologous HSC gene therapy approach has the potential to deliver promising gene therapies to patients across a broad range of diseases. Although our near-term focus is on delivering our commercial and clinical-stage gene therapies to patients suffering from several rare diseases described above, we believe we can leverage our significant research and development experience and partnerships with academic institutions to identify other diseases in our target areas, including neurodegenerative, immunological and blood disorders, where ex vivo gene therapy may have a comparably higher probability of success as compared to other approaches Our mid- to long-term strategy is to leverage our HSC gene therapy approach in additional larger indications, either on our own or with partners. We are building research capabilities to continue to explore additional indications in our laboratories.

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

In some cases applicable regulatory agency may require us to perform analytical studies or conduct additional clinical trials to support analytical comparability of drug product, for example by demonstrating comparability of drug product manufactured using HSCs derived from a patient’s mobilized peripheral blood and drug product manufactured using HSCs derived from a patient’s bone marrow and/or comparability of drug product that has been cryopreserved and fresh drug product. For purposes of this Annual Report we refer to these clinical trials as supportive clinical trials. In addition, certain of our product candidates may be evaluated in clinical trials for which clinical data is not intended to be pooled with data from our registrational trials for purposes of a regulatory submission, but will be submitted to the applicable regulatory agencies for informational purposes. For purposes of this Annual Report we refer to these trials as additional clinical trials. In addition, in some cases patients may be ineligible for participation in our clinical trials and may receive treatment under a compassionate use program or an expanded access program. We expect that the available safety and efficacy results from all these trials would be included in any regulatory submission we may submit, and the applicable regulatory agency with respect to each clinical program will make a determination as to whether the available data is sufficient to support a regulatory submission. See Item 1A. Risk Factors—“The results from our clinical trials for OTL-200 for MLD and for any of our other product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval,” “We may be unable to demonstrate comparability between drug product manufactured using HSCs derived from the patient’s mobilized peripheral blood and drug product manufactured using HSCs derived from the patient’s bone marrow and/or comparability between drug product that has been cryopreserved and fresh drug product and/or demonstrate comparability between the manufacturing process used at academic centers with the manufacturing process used at CDMOs,” and “To date, most of the clinical trials for our product candidates were conducted as investigator-sponsored clinical trials using drug product manufactured at academic sites.”

Manufacturing

The diseases we are targeting affect patients across the world. Therefore, we are implementing plans to enhance our partnerships with CDMOs and leverage technologies that will allow us to deliver our gene therapies globally.

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

Cryopreservation of our gene therapy programs

Cryopreservation of gene-modified cells is a key component of our strategy to deliver innovative, potentially curative gene therapies to patients worldwide. We have developed cryopreserved formulations of our OTL-200 and OTL-103 programs and expect to demonstrate comparability of our cryopreserved formulations to earlier manufactured fresh formulations in support of future submissions for marketing approval in the United States and Europe. Our programs in OTL-102, OTL-203 and OTL-201 have already started or will start with cryopreserved formulations. We plan to establish cryopreserved product formulations as the standard for all of our future gene therapy candidates.

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

Commercial operations

We have commercially launched Libmeldy (OTL-200) for the treatment of early-onset MLD following receipt of full, or standard, marketing approval from the European Commission in December 2020. We have substantially completed our build-out of our commercial operations in Europe with the goal of delivering Libmeldy to patients through qualified treatment centers in the UK, France, Germany, Italy and the Netherlands. In addition, we expect to leverage cross-border and treatment abroad reimbursement pathways in both Europe and markets such as the Middle East and Turkey through third-party strategic partners and distributors. Subject to approval of OTL-200 from the FDA, we plan to also put in place commercial operations and quality treatment centers in the U.S.

We have begun a phased build of commercial capabilities by employing individuals with broad experience in quality assurance and compliance, medical education, marketing, supply chain, sales, public policy, patient services, market access and product reimbursement. We will need to expand these capabilities as we continue to implement appropriate quality systems, compliance policies, systems and procedures, as well as internal systems and infrastructure in order to support our supply chain, qualify and train additional treatment centers, establish patient-focused programs, educate healthcare professionals, and secure reimbursement. The timing and conduct of these commercial activities will be dependent upon regulatory approvals and on agreements we have made or may make in the future with strategic collaborators.

As part of the commercialization process, we are engaged in discussions with stakeholders across the healthcare system, including public and private payors, patient advocates and organizations, and healthcare providers, to drive more timely patient identification through education, newborn screening, and diagnostic initiatives and to explore new payment models that we hope will enable broader patient access. We have initiated pilot studies for newborns in certain countries to screen for MLD and develop the necessary data package to enable universal newborn screening in various countries where we expect our products to be sold. Ultimately, we intend to utilize the commercial infrastructure that we are building to support the potential for multiple product launches, if approved, across multiple geographies. For many territories and countries, we may also elect to utilize strategic partners, distributors, or contract field-based teams to assist in the commercialization of our products.

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

Intellectual property and barriers to entry

Our commercial success depends, in part, upon our ability to protect commercially important and proprietary aspects of our business, defend and enforce our intellectual property rights, preserve the confidentiality of our know-how and trade secrets, and operate without infringing, misappropriating and otherwise violating valid and enforceable intellectual property rights of others. In particular, we strive to protect the proprietary aspects of our business and to develop barriers to entry that we believe are important to the development and commercialization of our gene therapies. For example, where appropriate, we develop, or acquire exclusive rights to, clinical data, patents, know-how and trade secrets associated with each of our products and product candidates. However, we do not own any patents or patent applications that cover Libmeldy, Strimvelis or any of our lead product candidates. We cannot guarantee that patents will issue from any of existing patent applications or from any patent applications that we or our licensors may file in the future, nor can we guarantee that any patents that may issue in the future from such patent applications will be commercially useful in protecting our products and product candidates. In addition, we plan to rely on regulatory protection based on orphan drug exclusivities, data exclusivities and market exclusivities. See “—Government regulation” for additional information.

We currently rely primarily on know-how and trade secret protection for aspects of our proprietary technologies that we or our licensors believe are not amenable to or appropriate for patent protection, including, for example, clinical data and production information for Libmeldy, Strimvelis and each of our product candidates. Nonetheless, know-how and trade secrets can be difficult to protect. Although we take steps to protect our know-how, trade secrets and other proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors and potential collaborators, third parties may independently develop the same or similar know-how, trade secrets or proprietary information or may otherwise gain access to such know-how, trade secrets and other proprietary information or such know-how, trade secrets or other proprietary information may otherwise become known. Moreover, we cannot guarantee that our confidentiality agreements will provide meaningful protection or that they will not be breached, and we may not have an adequate remedy for any such breach. As a result, we may be unable to meaningfully protect our know-how, trade secrets and other proprietary information.

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

With regards to Strimvelis, OTL-103, OTL-200 and OTL-300, and as discussed in detail in “—License agreements”, we have exclusive, worldwide, sublicensable licenses pursuant to our asset purchase and license agreement with GSK, or the GSK Agreement, and the R&D Agreement to anonymized patient-level data arising from the clinical trials of Strimvelis, OTL-103, OTL-200 and OTL-300 and know-how, including other clinical data and production information relating to Strimvelis, OTL-103, OTL-200, and OTL-300.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we are seeking patent protection for our product candidates, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent may be lengthened by a patent term adjustment to accommodate for administrative delays caused at the U.S. Patent and Trademark Office, or USPTO, or may be shortened if another patent has a terminal disclaimer with an earlier expiration date. Furthermore, in the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Amendments as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if we obtain any additional issued U.S. patents covering one of our present or future product candidates, and if such product candidate receives FDA approval, we expect to apply for a patent term extension, if available, to extend the term of the patent covering such approved product candidate. We also expect to seek patent term extensions in any jurisdictions where they are available, but there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such an extension should be granted, and even if granted, they may disagree with our assessment of the appropriate length of such an extension.

License agreements

GSK asset purchase and license agreement

In April 2018, we entered into the GSK Agreement pursuant to which GSK transferred to us its portfolio of approved and investigational rare disease gene therapies, including Strimvelis, the first gene therapy approved by the EMA for ADA-SCID, two late-stage clinical gene therapy programs in ongoing registrational trials, OTL-200 for MLD and OTL-103 for WAS, and OTL-300, a clinical-stage gene therapy program for TDT. In addition, GSK novated to us their R&D Agreement with Telethon-OSR.

Under the GSK Agreement, we are subject to certain obligations to develop and advance certain of the acquired product candidates. For example, we were required to use best endeavors to file an MAA for OTL-200 for MLD in either Europe or a BLA for MLD in the United States and to subsequently use commercially reasonable efforts to file an MAA or BLA, as applicable, in the other jurisdiction and to market, sell and promote OTL-200 in such jurisdictions. In December 2020, we received full, or standard, marketing authorization for Libmeldy in the European Union as well as the United Kingdom, Iceland, Liechtenstein and Norway.

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

Under the GSK Agreement we are also obligated to pay non-refundable royalties and milestone payments in relation to the gene therapy programs acquired. We will pay a mid-single-digit percentage royalty on the annual net sales of Strimvelis. We will also pay tiered royalty rates at percentages from the mid-teens to the low twenties for the MLD and WAS products, upon marketing approval, calculated as percentages of aggregate cumulative net sales of the MLD and WAS products, respectively. We will pay a tiered royalty at percentages from the high single-digits to the low teens for the TDT product, upon marketing approval, calculated as percentages of aggregate annual net sales of the TDT product. These royalties owed to GSK are in addition to any royalties owed to other third parties under various license agreements for the GSK programs. In aggregate, we may pay up to £90.0 million in milestone payments upon achievement of certain sales milestones. Our royalty obligations with respect to MLD and WAS may be deferred for a certain period in the interest of prioritizing available capital to develop each product. Our royalty obligations are subject to reduction on a product-by-product basis in the event of market control by biosimilars and will expire in April 2048.

We may terminate our development or commercialization activities of any of the programs under the GSK Agreement upon the occurrence of an SAE, if we believe such program poses a safety risk to patients or in certain additional situations. GSK may require us to grant a third party a non-exclusive license under the intellectual property we have acquired from GSK under the GSK Agreement if we materially breach our obligations to use best endeavors or commercially reasonable efforts, as applicable, to develop and commercialize the acquired programs and fail to develop and implement a mutually agreeable plan to cure such material breach within a specified time period. The foregoing hypothetical license would only continue until such time as we cured our material breach, and we would be required to pay GSK all amounts we received from the third party in connection with such license.

Telethon-OSR research and development collaboration and license agreement

In April 2018, in connection with our entering into the GSK Agreement, we entered into a deed of novation with GSK, Telethon Foundation and San Raffaele Hospital, together referred to as Telethon-OSR, pursuant to which we acquired and assumed all of GSK’s rights and obligations under the R&D Agreement with Telethon-OSR for the research, development and commercialization of ex vivo HSC gene therapies for ADA-SCID, WAS, MLD and TDT and options on three additional earlier-stage development programs.

Pursuant to the R&D Agreement, Telethon-OSR had granted to GSK an exclusive, worldwide, sublicensable license under certain intellectual property rights to develop and commercialize ex vivo gene therapy products for the treatment of ADA-SCID. In addition, Telethon-OSR had granted to GSK an exclusive option for an exclusive, sublicensable, worldwide license under certain intellectual property rights to develop and commercialize certain vectors and gene therapy products from disease-specific development programs for the treatment of WAS, MLD and TDT. At the time we entered into the novation agreement, GSK had completed development, launched and commercialized Strimvelis for ADA-SCID in the European Union, and had exercised its exclusive option to obtain exclusive licenses from Telethon-OSR to the WAS, MLD and TDT programs. We acquired Strimvelis and GSK’s exclusive licenses relating to the ADA-SCID, WAS, MLD and TDT collaboration programs pursuant to the GSK Agreement and the deed of novation.

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

As consideration for the licenses and options granted under the R&D Agreement, we are required to make payments to Telethon-OSR upon achievement of certain product development milestones. We are obligated to pay up to an aggregate of €31.0 million ($35.0 million at December 31, 2021) in connection with product development milestones with respect to those programs for which we have exercised an option under this agreement (that is, our WAS, MLD and TDT programs). Additionally, we are required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on net annual sales of licensed products on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third party sublicensees of the collaboration programs. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the latest to occur of the expiration of the last valid claim under the licensed patent rights in such country, the 10th anniversary of the first commercial sale of such licensed product in such country, and the expiration of any applicable regulatory exclusivity in such country, provided that our royalty obligation will terminate immediately in the event significant generic or biosimilar competition to a licensed product achieves a certain threshold percentage of the market share.

Unless terminated earlier, the R&D Agreement will expire (i) on a product-by-product and country-by-country basis upon the expiration of all payment obligations with respect to such product in such country, (ii) in its entirety upon the expiration of all payment obligations with respect to the last product in all countries in the world, and (iii) on a program-by-program basis when no vector or gene therapy product is being researched, developed or commercialized. Either we or Telethon-OSR may terminate the R&D Agreement in its entirety or on a program-by-program basis if the other party commits a material breach and fails to cure such breach within a certain period of time. Additionally, either we or Telethon-OSR may terminate involvement in a collaboration program for compelling safety reasons, and either we or Telethon-OSR may terminate the R&D Agreement if the other party becomes insolvent. We may also terminate the R&D Agreement either in its entirety or on a program-by-program basis for any reason upon notice to Telethon-OSR.

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

As consideration for the licenses granted under the agreement, we issued 588,220 of our ordinary shares to Oxford BioMedica. We are also obligated to issue additional equity upon the achievement of certain milestones, pursuant to which we issued 150,826 ordinary shares upon the achievement of the first milestone in November 2017 and 150,826 ordinary shares were issued upon the achievement of further milestones in August 2018. In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued another 75,413 ordinary shares to Oxford BioMedica. Additionally, we are obligated to pay low single-digit percentage royalties on net sales of licensed products until January 31, 2039. The foregoing royalties are reduced by a mid-double digit percentage in the case of compassionate use of a licensed product in a country until the first commercial sale following marketing authorization in such country. We are also required to pay a set monthly fee to Oxford BioMedica in the event we use a certain Oxford BioMedica system for generating stable cell lines.

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

We are currently aware of the following competitive approaches among our products and clinical programs:

•

MLD: To our knowledge, beyond Libmeldy in Europe, there is currently no other effective treatment option for patients with MLD. HSCT, for example, has demonstrated limited efficacy in halting disease progression and is therefore not considered a standard of care for this disease. A number of alternative approaches to HSCT are under investigation. For instance, Homology Medicines is at the preclinical stage of developing an in vivo AAV gene therapy for MLD delivered intravenously, Passage Bio has a preclinical development program for MLD, and Affinia has a preclinical program for in vivo AAV gene therapy for MLD through lumbar puncture (LP) administration. We are also aware that Takeda is investigating an ERT for MLD with a biweekly intrathecal infusion, and Denali Therapeutics is at the preclinical stage of developing a recombinant ARSA enzyme engineered to cross the blood-brain barrier.

•

MPS-I: The current standard of care for MPS-IH patients is HSCT before the age of 30 months. We are aware that REGENXBIO is developing an AAV-based gene therapy, which is in Phase I trials and to be delivered intracisternally. bluebird bio and Immusoft have both reported that they are developing ex vivo cell therapies in the preclinical stage. For MPS-I patients that are not suitable candidates for HSCT because they lack a suitable donor, were diagnosed later in life, or have a less severe subtype of MPS-I, the current standard of care for the treatment of MPS-I involves regular intravenous injections of laronidase (Aldurazyme), an ERT commercialized by BioMarin and Sanofi Genzyme. A formulation of laronidase for intrathecal administration is currently under evaluation. JCR Pharmaceuticals is developing an ERT, which is in Phase I trials. Denali Therapeutics has an ERT program in the discovery stage.

•

MPS-IIIA: There are currently no effective disease modifying treatment options for patients with MPS-IIIA. We are aware of three gene therapy candidates in clinical development. Lysogene is developing an AAV gene therapy product administered through intracerebral injections, in a collaboration with Sarepta Therapeutics that is set to terminate in July 2022; Abeona Therapeutics is developing AAV gene therapy product administered intravenously; and Esteve is developing an AAV gene therapy administered through intracerebroventricular injection. Amicus Therapeutics is at the preclinical stage of developing an AAV gene therapy for MPS-IIIA. We are aware that JCR Pharmaceuticals and Denali Therapeutics each has a preclinical stage ERT program for MPS-IIIA.

•

GRN-FTD: There are no approved disease modifying treatments for GRN-FTD. Each of Prevail Therapeutics (now owned by Eli Lilly & Company) and Passage Bio is developing in early-stage clinical trials an AAV gene therapy to be delivered intra-cisterna magna. Alector is developing a monoclonal antibody designed to increase levels of GRN in the brain in late-stage clinical trials, and Denali Therapeutics is developing a modified protein designed to penetrate across the blood-brain barrier at the preclinical stage in collaboration with Takeda.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the CGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. During the ongoing COVID-19 pandemic, restrictions preventing the conduct or completion of facility or clinical site inspections have led and may continue to lead to FDA deferred action on marketing applications or the issuance of complete response letters. To assure cGMP, CGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

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

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which replaced the Clinical Trials Directive 2001/20/EC, or Directive, on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Regulation overhauls the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

Drug review and approval

In the EU, medicinal products, including advanced therapy medicinal products, or ATMPs, are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products. Gene therapy products deliver genes into the body that lead to a therapeutic, prophylactic or diagnostic effect. Libmeldy is authorized as a gene therapy product in the EU, and we anticipate that our gene therapy development products would also be regulated as ATMPs in the EU.

To obtain regulatory approval of an ATMP under EU regulatory systems, we must submit an MAA under the centralized procedure administered by the EMA. The application used to submit the BLA in the United States is similar to that required in the EU, with the exception of, among other things, certain specific requirements set out in Regulation (EC) No 1394/2007 on advanced therapy medicinal products, or the ATMP Regulation, for example certain particulars to be contained in the summary of product characteristics. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across all of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). As provided for in the ATMP Regulation, the scientific evaluation of MAAs for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies, or CAT. The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use, or CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EU Member States. The maximum timeframe for the evaluation of an MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CAT and/or CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major public health interest, particularly from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

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

Orphan designation and exclusivity

Products with an orphan designation in the EU can receive ten years of market exclusivity, during which time “no similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either (i) the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

•	a second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the marketing authorization holder of the authorized orphan product consents to a second orphan medicinal product application; or
•	the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product.

Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an MAA for a UK or Great Britain MA. The criteria for orphan designation are the same as in the EU, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the EU, and the prevalence of the condition must not be more than five in 10,000 persons in the EU).

Pediatric development

In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the MAA will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EEA or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the CHMP or CAT are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

Brexit and the Regulatory Framework in the UK

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

We may also be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the General Data Protection Regulation 2016/679 (EU GDPR), which became effective on May 25, 2018. Further to Brexit on January 31, 2020 and the expiry of the subsequent transition period on December 31, 2020, the EU GDPR has been brought into UK law as the “UK GDPR”. In the present document, references to “GDPR” are meant to include both the EU and the UK GDPR, unless specified. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data.

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

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Prior to the Biden administration, in October 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

In addition, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future. Other legislative changes have been proposed and adopted since the ACA was enacted:

•

In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to legislation amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•

In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

•

On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. . Further, the Trump administration also previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that became effective January 1, 2019. In addition, there has been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“"SCODs”"). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition.  It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.  Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.  At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive evidence generation studies in order to demonstrate the medical necessity and cost-effectiveness of such a product, in addition to the costs required to obtain regulatory approvals. If payors do not consider a product to be cost-effective compared to current standards of care, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to cover its costs or make a profit.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 259 full-time employees. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relationship with our employees to be positive. We monitor employee engagement through an annual survey and develop a prioritized action plan on an annual basis to address any areas in need of attention. Our human capital objectives include, as applicable, identifying, recruiting, developing, retaining, and incentivizing our existing and prospective employees, as well as optimizing the overall employee experience. The principal purposes of our incentive plans are to attract, retain and motivate our employees. The granting of share-based compensation awards is designed to reward selected employees for long-term shareholder value creation and our cash-based performance bonus awards reward the achievement of annual performance goals. The health and safety of our employees, customers and communities are of primary concern. During the COVID-19 pandemic, we have taken significant steps to protect our workforce, including, but not limited to, working remotely and implementing social distancing protocols consistent with guidelines issued by federal, state and local laws.

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

Item 1A. Risk Factors.

Our business faces significant risks. This section of the Annual Report highlights some of the risks that may affect our future operating results. You should carefully consider the risks described below, as well as in our consolidated financial statements and the related notes included elsewhere in this Annual Report and in our other SEC filings. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report and our other SEC filings. See “Special Note Regarding Forward-Looking Statements” above.

Risks related to our financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We incurred net losses of $144.6 million and $152.0 million for the years ended December 31, 2021 and 2020, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Libmeldy in the European Union, building a global commercial infrastructure to support commercialization of Libmeldy (OTL-200) and our product candidates, if approved, as well as expanding our team. Prior to the approval of Libmeldy in Europe in December 2020, Strimvelis was our only product approved for sale, and in March 2022, we announced our decision to discontinue our investment in and seek alternatives for Strimvelis. Absent the realization of sufficient revenues from product sales of Libmeldy and Strimvelis, and from sales of our current or future product candidates, if approved, we may never attain profitability.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly if, and as, we:

•	seek marketing approvals for our product candidates that successfully complete clinical trials or meet primary endpoints, if any;
•

market and sell Libmeldy in Europe and grow our commercial infrastructure for the commercialization (or anticipated commercialization) of any product candidates that we may submit for and obtain marketing approval anywhere in the world;

•	continue the development of our product candidates;
•	continue our ongoing clinical trials and any required regulatory updates for certain deprioritized programs;
•	conduct investigational new drug application, or IND, or clinical trial application, or CTA, enabling studies for our preclinical programs;
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
•

hire and retain personnel, such as non-clinical, clinical, pharmacovigilance, quality, regulatory affairs, process development and control, manufacturing, supply chain, legal, compliance, medical affairs, finance, general and administrative, commercial and scientific personnel;

•

encounter delays or setbacks in the preclinical testing, enrollment or conduct of our clinical trials for our product candidates, encounter delays in regulatory review timelines, or experience high levels of absenteeism due to the COVID-19 pandemic;

•	develop, maintain, expand and protect our intellectual property portfolio; and
•	comply with our obligations as a public company.

Since receiving marketing authorization, only a limited number of patients have been treated with Strimvelis and

Libmeldy. There is no assurance that revenue from sales of Libmeldy and Strimvelis alone will be sufficient for us to become profitable. To become and remain profitable, we must develop and eventually commercialize product candidates with greater market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase as we seek to complete necessary preclinical studies and clinical trials of our product candidates, and manufacture, market and sell Libmeldy or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have only generated limited sales revenue to date, and we may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products. Although we have generated revenue from the sale of Libmeldy and Strimvelis in Europe, we will not achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. Our ability to generate future revenues from product sales depends heavily on our and or our collaborators’ success in:

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
•

successfully commercializing Libmeldy in Europe and other product candidates for which we obtain regulatory and marketing approval by expanding our existing sales force, marketing and distribution infrastructure or, alternatively, collaborating with a commercialization partner;

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

We expect that we will continue to incur significant costs associated with commercializing Libmeldy in Europe and any other products for which we obtain marketing approval. Our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration, or the FDA, or the EMA or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate or if we encounter delays or clinical holds in the development of our product candidates. Even if we generate more significant revenue from sales of Strimvelis and Libmeldy in Europe and are able to generate revenues from the sale of any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need additional funding, which may not be available on acceptable terms or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception. We recorded negative cash flows from operating activities in 2021, primarily due to our net loss of $144.6 million for that year. We expect to continue to incur substantial expenses in connection with our ongoing activities, which may increase over time, particularly as we (i) continue to commercialize Libmeldy in Europe, (ii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iii) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our ongoing activities, such as research and development programs and commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the success of our commercialization efforts and market acceptance of Libmeldy in Europe;
•

the cost and our ability to maintain the commercial infrastructure and manufacturing capabilities to support Libmeldy in Europe and any other products for which we obtain marketing approval, including costs relating to quality systems, regulatory affairs, compliance, product sales, medical affairs, commercial marketing, manufacturing and distribution;

•	qualifying for, and maintaining, adequate coverage and reimbursement by government and payors on a timely basis for Libmeldy and any other products for which we obtain marketing approval;
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

We were incorporated in August 2018 to become a holding company for Orchard Therapeutics (Europe) Limited, which was founded in 2015, and its subsidiaries. Our operations, to date, have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring certain of our product candidate portfolios and rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates, establishing research and development and manufacturing capabilities, establishing a quality management system, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union and building a global commercial infrastructure to support commercialization of Libmeldy. We have not yet demonstrated the ability to manufacture products on a commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they might be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and setbacks.

Risks related to the discovery, development and regulatory approval of our product candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our autologous ex vivo gene therapy approach, and our future success depends on our successful development of commercially viable gene therapy products. There can be no assurance that we will not experience problems or delays in developing new products and that such problems or delays will not cause unanticipated costs or that any such development problems can be solved. Although we have established a commercial infrastructure for the production of Strimvelis in the European Union and we are building a global commercial infrastructure to support commercialization of Libmeldy, we may experience delays in establishing a sustainable, reproducible and scalable manufacturing capability with commercial CDMO partners, which may prevent us from commercializing our product candidates for which we obtain marketing approval on a timely or profitable basis, if at all.

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

The results from our clinical trials for OTL-200 for MLD and for any of our other product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval. Before we submit our product candidates for marketing approval, the FDA or the EMA may require us to conduct additional clinical trials or evaluate patients for an additional follow-up period.

The results from our clinical trials may not be sufficiently robust to support the approval of or submission of marketing approval for our product candidates, including by the FDA for OTL-200. The FDA and EMA normally require two registrational trials to approve a drug or biologic product, and therefore either the FDA or EMA might require that we conduct additional clinical trials of our product candidates prior to a BLA or MAA submission, respectively. The FDA and EMA typically do not consider a single registrational clinical trial to be adequate to serve as sufficient evidence to support a marketing authorization unless, among other things, (i) the trial is well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and (ii) a confirmatory study would be practically or ethically impossible.

Due to the nature of the indications our product candidates are designed to treat, and the limited number of patients with these conditions, a placebo-controlled and blinded study is not always practicable for ethical and other reasons.  Accordingly, in some cases our registrational programs rely on natural history models to demonstrate clinical efficacy.  While the FDA recognizes the potential for natural history models to alleviate the need for placebo arms in trials for drugs that target very rare diseases, where trial recruitment can be especially challenging, the FDA has found the use of natural history data as a historical comparator to be unsuitable for adequate and well-controlled trials in many circumstances. The FDA generally finds trials using historical controls to be credible only when the observed effect is large in comparison to variability in disease course. It is possible the FDA will not consider our comparisons to natural history data and, where available, historical transplant data or intra-subject comparison between before gene therapy and after gene therapy, to provide clinically meaningful results. Additionally, even though OTL-200 for MLD has achieved the primary endpoints in its ongoing registrational clinical trial, the FDA has not yet approved the clinical meaningfulness of the trial results and their sufficiency to support a marketing authorization.

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

It is possible that the FDA or EMA may not consider the results of our clinical trials, including reliance on foreign clinical data, to be sufficient for approval of our product candidates. If the FDA or EMA require additional trials, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, it is possible that the FDA and EMA may have divergent opinions on the elements necessary for a successful BLA and MAA submission, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to perform additional studies and increase our development costs or may force us to delay, limit or terminate certain of our programs.

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

Following treatment with our gene therapies, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, additional safety risks, contraindications, drug interactions, adverse events and side effects are only detectable after investigational products are tested in larger scale registrational trials or, in some cases, after they are made available to patients on a commercial scale after approval. The FDA generally requires long-term follow-up of study subjects. Although the risk profile of a gene therapy candidate is a factor in determining the adequacy of such long-term follow-up, the FDA currently recommends that sponsors observe study subjects for potential gene therapy-related adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects. If additional experience indicates that any of our product candidates -- or similar products developed by other companies -- have side effects or causes serious or life-threatening side effects, the development of such product candidate may fail or be delayed, or, if the product has received regulatory approval, such approval may be revoked or limited.

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

In certain conditions, such as MLD and ADA-SCID, the potency of a product candidate may be directly measured through enzymatic activity; however, for an intracellular protein such as WAS, developing an assay is more complex. Based on written feedback from the FDA, we believe that development of a functional potency assay for OTL-103 may require additional time and further investment. If an adequate potency assay for a product candidate is not available, if we face delays (including delays related to the COVID-19 pandemic), or if the FDA or EMA require additional tests or recommend a different approach to support the potency of any of our product candidates, regulatory approval for any such product candidates will be delayed and such regulators might request additional clinical data to support comparability analysis. Similarly, if one or more of these regulatory authorities does not accept that our drug product manufactured with HSCs derived from the patient’s mobilized peripheral blood is comparable to drug product manufactured with HSCs derived from the patient’s bone marrow, any regulatory approval would be limited to drug product manufactured with HSCs derived from the patient’s bone marrow until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials. In April 2020, the FDA advised us that we may need to generate additional data to demonstrate the comparability of our OTL-200 drug product derived from the patient’s mobilized peripheral blood and the OTL-200 drug product derived from the patient’s bone marrow, and that the data provided to date are inadequate to determine if the two materials are comparable. Further, the FDA requested that we provide data that demonstrates the comparability of the different OTL-200 product formulations used across our trials. Failure to demonstrate such comparability, or if we are required to conduct additional testing or additional clinical trials, potentially at additional sites, would delay any marketing authorization and adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

Our focus on developing our current product candidates may not yield any commercially viable products, and our failure to successfully identify and develop additional product candidates could impair our ability to grow.

As part of our strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. Even if we receive approval of a product candidate, we may not achieve commercial success for a variety of factors, including failure to achieve market acceptance in the medical community and the availability of third-party insurance coverage or reimbursement. For example, we received standard marketing authorization for Libmeldy in December 2020 from the European Commission and launched the commercialization of Libmeldy in Europe in early 2022, but there is no assurance that our commercialization efforts will be successful or that our pricing assumptions or our assumptions about the size of the anticipated patient population will prove to be accurate. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in May 2020, we announced our decision to reduce investment in the development of OTL-101 for ADA-SCID (for which we subsequently terminated our license) and OTL-300 for TDT to focus on other product candidates in our pipeline and new research and development efforts in less rare diseases. Additionally, in March 2022 we announced our decision to focus on severe neurometabolic diseases and early research programs, and to discontinue our investment in and seek strategic alternatives for our programs in rare primary immune deficiencies, including OTL-103 for treatment of WAS, OTL-102 for treatment of X-CGD and Strimvelis. Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize such deprioritized product candidates, and if we choose to reprioritize such deprioritized product candidates in the future, we may experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

For example, although sustained clinical activity has been observed in clinical trials to date for Libmeldy (OTL-200), follow-up in these clinical trials is ongoing and there can be no assurance that the results, in each case as of the applicable primary endpoint measurement date, seen in clinical trials of any of our product candidates ultimately will result in success in clinical trials or provide adequate support for marketing approvals by the FDA, in the case of Libmeldy, without conducting further clinical trials. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future trials involving our product candidates. There are limited data concerning long-term safety and efficacy following treatment with our product candidates. Our product candidates may fail to adequately demonstrate safety and efficacy in clinical development despite positive results in preclinical studies. Our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these trials will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates. In addition, there can be no assurance that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields generally, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. Additionally, the ongoing COVID-19 global pandemic has had and may continue to have a sustained impact on our ability to recruit and follow-up with patients either due to continued or renewed restrictions on travel or shelter-in-place orders or policies or due to changes in patient willingness to participate in trials or travel to study sites in the wake of the pandemic. Additionally, COVID-19 related study site policies may create delays or setbacks in our ability to continue to enroll or to dose patients. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and the outcome is uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. As a result of the COVID-19 global pandemic, certain of our clinical sites have partially shifted and may continue to shift significant resources to patients with COVID-19, which creates challenges for patient follow-up visits for all programs. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Additionally, in June 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation, which became effective in the EU on January 31, 2022, and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States, has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The separate, and potentially diverging, regulatory regimes between Great Britain and the EU may increase our regulatory burden of applying for and obtaining authorization in Great Britain and the EU.

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

While we intend to seek designations for our product candidates with the FDA and other comparable regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.

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

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely such products would generate sufficient return in the EU to justify the necessary investment their development. In either case, the applicant for orphan designation must also demonstrate that no satisfactory method of diagnosis, prevention, or treatment for the condition has been authorized for marketing in the EU (or, if a method exists, the new product would be a significant benefit to those affected by the condition).

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

In the EU, the advertising and promotion of our products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

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

Both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. This includes compliance with cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers would be required to ensure that all of our processes, quality systems, methods, and equipment are compliant with cGMP. Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.

In addition, EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that EMA and the competent authorities of the EU Member States have the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, adverse event management and reporting. Under the pharmacovigilance legislation and its related regulations and guidelines, we may be required to conduct a burdensome collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical trials, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Interruptions in the supply of viral vectors or drug products or inventory loss may harm our operating results and financial condition.

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

We also entered into a collaboration with Pharming Group N.V., or Pharming, pursuant to which Pharming was granted worldwide rights to OTL-105, an investigational ex vivo autologous hematopoietic stem cell gene therapy for the treatment of hereditary angioedema. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during preclinical and clinical development, which will be funded by Pharming.

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

We do not control the design or conduct of the academic-sponsored trials, and it is possible that the FDA or EMA will not view these academic-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements provide us certain information rights with respect to the academic-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the academic-sponsored trials. However, we do not have control over the timing and reporting of the data from academic-sponsored trials, nor do we own the data from the academic-sponsored trials. If we are unable to confirm or replicate the results from the academic-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of OTL-201 for MPS-IIIA and OTL-203 for MPS-IH or any other product candidate investigated in an academic-sponsored clinical trial. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the academic-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

Risks related to commercialization of our product candidates

If we are unable to either establish effective sales and marketing capabilities or enter into agreements with third parties for such services, we may be unable to generate product revenue.

We are working to successfully commercialize Libmeldy in Europe, and we intend to commercialize our product candidates, if approved, in the United States, Europe and other markets. Given the relative rarity of the indications that we are targeting, we are commercializing Libmeldy and we currently intend to commercialize any product candidates that are approved directly with specialized teams. We are building out our commercial infrastructure for the commercialization of Libmeldy in Europe, but we have a limited marketing and sales team. In order to commercialize Libmeldy, Strimvelis and any other product candidates that may be approved, we must continue to build and expand, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. If we are unable to do so, we may be unable to generate sufficient revenue to sustain our business.

Regardless of whether we establish our own sales and marketing capabilities or enter into third-party arrangements, there are risks involved. On the one hand, recruiting and training a commercial organization is both expensive and time consuming, and we could face delays in any product launch. If a product launch is delayed or does not occur, we may be unable to recoup our investment if we cannot retain or reposition our sales and marketing personnel. There are several factors that could inhibit our efforts to commercialize Libmeldy and our product candidates, if approved, on our own. These include, but are not limited to:

•	we may be unable to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•	our sales personnel may be unable to obtain access to physicians or may be unable to persuade adequate numbers of physicians to prescribe Libmeldy and any future products that we may develop;
•	we may face changes or setbacks at treatment centers contracted for the administration of any approved treatments;
•	adverse events could occur;
•	we are unable to offer complementary treatments, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	we may experience unforeseen costs and expenses associated with creating an independent sales and marketing organization.

In addition, we will need to commit significant additional management and other resources to maintain and grow our sales organization. We may not be able to achieve the necessary development and growth in a cost-effective manner or realize a positive return on our investment.

On the other hand, there are risks with entering into third party arrangements for the performance of sales, marketing and distribution services. These include, but are not limited to:

•	our product revenue or the profitability to us from these revenue streams may be lower than if we were to perform these services ourselves;
•

we may be unable to enter into suitable third-party arrangements or we may only be able to do so on unfavorable terms, particularly given that we face competition in any search for third party assistance; and

•

we will likely have limited control over third parties, and they may fail to devote the necessary resources and attention to market and sell our products or product candidates, if approved, effectively.

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we may be unable to generate product revenue.

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

We focus our research and product development on treatments for immunological disorders and inherited neurometabolic and neurodegenerative genetic disorders. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for ultra-rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we advance our product candidates towards commercialization, learn more about market dynamics and engage with regulators on potential marketing approvals, our view of the initial potential market opportunity for our products will become more refined. In some cases, the approved label may initially be directed to a narrower patient population with the opportunity to expand the label upon submission of additional clinical data. For example, in the case of Libmeldy, we are initially focused primarily on annual incidence of the disease. This means the initial market opportunity for Libmeldy may be smaller than the total addressable market opportunity that could be achieved over time. If we are unable to advance product candidates with attractive market opportunities, our future product revenues may be smaller than anticipated and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, for instance, because of a lack of newborn screening or diagnostic initiatives, inadequate disease awareness among healthcare providers, or otherwise, we may not address the entirety of the opportunity we are seeking. As a result, patients may be difficult to identify and access, the addressable patient population in the United States, Europe and elsewhere may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Public health crises such as pandemics or similar outbreaks can adversely impact our business. The COVID-19 global pandemic has caused significant disruptions to the U.S. and global economies, has contributed to significant volatility and negative pressure in financial markets, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, which have impacted various aspects of our business and our operations and are likely to continue to impact our operations. The extent to which the COVID-19 global pandemic impacts our operations, or those of our third-party partners, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such developments include the duration of the pandemic and related disruptions, renewed outbreaks in the future, including different variants of the virus, the ability to distribute and deliver approved vaccines and boosters on a timely basis and the uptake and effectiveness of such vaccines, new information that may emerge concerning the severity of the pandemic and other actions to contain the coronavirus or treat its impact, among others.

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

Trial procedures (particularly any procedures that may be deemed non-essential), patient dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to the above factors or other reasons related to the pandemic. Furthermore, if the coronavirus, including new variants of the virus, continues to spread, or recurs in the future, or if approved vaccines are not as effective as anticipated or are significantly delayed in being administered, some patients and clinical investigators may not be able to comply with clinical trial protocols or we may see increased rates of patients withdrawing from any planned clinical trial following enrollment, including as a result of contracting COVID-19 or travel limitations (whether voluntary or required), which may impede patient movement, affect access to trial sites, or interrupt healthcare services. Moreover, follow-up visits associated with our active clinical trials are in most cases being conducted using alternative data collection approaches due to COVID-19 travel and other trial site limitations. Though we are following the FDA, EMA and certain country-specific guidance on the management of clinical trials during the COVID-19 pandemic, we may also utilize other alternative approaches that may not be as effective as traditional approaches, and regulatory bodies, such as the FDA and EMA, may not approve such data collection techniques and may consider the data collected during the COVID-19 pandemic insufficient support for the relevant regulatory filings. Additionally, we have experienced and anticipate that the COVID-19 pandemic may continue to result in regulatory delays, such as delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals. The pandemic may also result in greater regulatory uncertainty. For example, while the FDA and EMA have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including remote monitoring, protocol deviations and adverse event reporting, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance and the adequacy of the data collected during the COVID-19 pandemic to support regulatory filings. Any disruption or delay in our ability to complete preclinical and clinical development of our product candidates could impair our ability to successfully gain regulatory approval for and ultimately commercialize our product candidates and may harm our business and results of operations.

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

We have acquired rights to several programs and we may in the future acquire rights to additional programs. If we are unable to effectively manage these programs, our future results may suffer.

In April 2018, we acquired worldwide rights to Libmeldy (OTL-200), Strimvelis, OTL-103 for WAS and OTL-300 for TDT pursuant to the GSK Agreement. We further acquired worldwide rights to OTL-203 for MPS-IH in May 2019 pursuant to an exclusive licensing agreement with Telethon-OSR. These acquisitions significantly changed the composition of our operations, markets and product candidate mix, and we are continuing to adapt our organization to manage these programs. As an example, we have since announced the reduction of the investment in and scope of certain of these programs. Our future success depends, in part, on our ability to continue to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

Our failure to adequately address the financial, operational or legal risks of any of our acquisitions could harm our business. Financial aspects of such future transactions that could alter our financial position or operating results include:

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

We face potential product liability and if successful claims are brought against us we may incur substantial liability and costs. If the use of Libmeldy, Strimvelis or any of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our products or product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical trials and the sale of Strimvelis and Libmeldy or any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. For example, in October 2020, we were notified that a patient treated with Strimvelis under a compassionate use program in 2016 had been diagnosed with leukemia. Subsequent findings confirmed that the patient’s leukemia was due to insertional oncogenesis attributable to treatment with Strimvelis, though the CHMP concluded that the risk-benefit balance remains favorable. If we cannot successfully defend against product liability claims, including any claims related to treatment with Strimvelis, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Security incidents have become more prevalent across industries and may occur on our systems or on the systems of our third-party service providers. These security incidents may be caused by, or result in, security breaches, computer malware or malicious software, ransomware, computer hacking, denial of service attacks, security system control failures in our own systems or from service providers we use, email phishing, software vulnerabilities, social engineering, sabotage, drive-by downloads and the malfeasance of our or our service providers’ employees, among other things. We have taken measures to detect, remediate and prevent future attacks and security threats. However, we may be affected, particularly given that such attacks are increasing in volume and sophistication and attack techniques frequently change.

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

We are highly dependent on principal members of our executive team and key employees, including our Chief Executive Officer. If we lost any such person’s services, our business may suffer. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives.

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

Our corporate restructuring and the associated proposed headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business, and we may experience difficulties in managing our current and any future restructurings.

On March 30, 2022, we announced a proposed reduction of our workforce of approximately 30%, subject to a consultation process with certain employees in the United Kingdom. In March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the proposed workforce reduction may negatively impact our clinical, regulatory, technical operations, and commercial functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things: (i) subjected biologic products to potential competition by lower-cost biosimilars; (ii) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; (iii) increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; (iv) extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; (v) subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; (vi) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019, or the BBA, point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (vii) provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

Other legislative changes potentially affecting our business have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, however, these reductions were suspended from May 2020 through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

There have been several other actions taken at a federal level seeking to lower drug prices. At a federal level, President Biden signed an Executive Order in July 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the U.S. federal government pays for drugs, and address price gouging in the industry. The Executive Order also directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations in September 2020, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule.. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

•

The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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

Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU, as of January 1, 2021, the GDPR has been incorporated into UK domestic. UK-based organizations doing business in the EU will need to continue to comply with the GDPR. The UK is now regarded as a third country under the EU GDPR, but the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR. Therefore, transfers of personal data originating in the EU to the UK remain unrestricted. The UK Government has also confirmed that transfers of personal data originating in the UK to the EU may continue to flow freely.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA or the UK, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, where required obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, and taking certain measures when engaging third-party processors, including concluding data processing agreements, where required appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules and restrictions on the transfer of personal data to countries outside the EEA or the UK, including the United States (see below), and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20.0 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Significantly, adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States, in compliance with European and UK data protection laws. In June 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EU/EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own version of standard clauses, referred to as International Data Transfer

Agreement, which was laid before Parliament in February 2022, and, unless objections are raised, will enter into force in March 2022 to enable transfers originating from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

Some intellectual property which we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

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

The trading price of our ADSs has fluctuated and is likely to continue to fluctuate significantly. The market price of our ADSs depends on a number of factors, some of which are beyond our control. In addition to the factors discussed in this “Item 1.A.—Risk Factors” and elsewhere in this Annual Report, these factors include:

•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	an inability to obtain additional funding;
•	failure by us to successfully develop and commercialize our product candidates;
•	failure by our current or future collaborators to successfully develop and commercialize product candidates for which we are eligible to receive milestone and royalty payments;
•	failure by us to adequately scale our manufacturing capabilities and commercial and sales organization to succeed in our commercialization efforts of Libmeldy;
•	failure by us to succeed in our ongoing commercialization of Strimvelis;
•	failure by us to gain broad insurance coverage and reimbursement for our product candidates, if approved;
•	failure by us to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	the introduction of new products, services or technologies by our competitors;
•	failure by us to meet or exceed financial or other projections we may provide to the public;
•	failure by us to meet or exceed the financial or other projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or shareholder litigation;
•	changes in the market valuations of similar companies;
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

Based upon our ordinary shares outstanding as of December 31, 2021, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 51% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Except as described in this Annual Report and our Quarterly Reports and in the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. Under the terms of the deposit agreement, holders of the ADSs may instruct the depositary to vote the ordinary shares underlying their ADSs. Otherwise, holders of ADSs will not be able to exercise their right to vote unless they withdraw the ordinary shares underlying their ADSs to vote them in person or by proxy in accordance with applicable laws and regulations and our Articles of Association. Even so, ADS holders may not know about a meeting far enough in advance to withdraw those ordinary shares. If we ask for the instructions of holders of the ADSs, the depositary, upon timely notice from us, will notify ADS holders of the upcoming vote and arrange to deliver our voting materials to them. Upon our request, the depositary will mail to holders a shareholder meeting notice that contains, among other things, a statement as to the manner in which voting instructions may be given. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs. A shareholder is only entitled to participate in, and vote at, the meeting of shareholders, provided that it holds our ordinary shares as of the record date set for such meeting and otherwise complies with our Articles of Association. In addition, the depositary’s liability to ADS holders for failing to execute voting instructions or for the manner of executing voting instructions is limited by the deposit agreement. As a result, holders of ADSs may not be able to exercise their right to give voting instructions or to vote in person or by proxy and they may not have any recourse against the depositary or us if their ordinary shares are not voted as they have requested or if their shares cannot be voted.

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

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of December 31, 2021, we had outstanding 125,674,095 voting shares. The holders of 8,611,375 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, as of December 31, 2021, 17,619,073 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting and, once we are no longer a “smaller reporting company”, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if in the future we are required to obtain an opinion as to the effectiveness of our internal control over financial reporting and if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to shareholder litigation, which could have an adverse impact on the market price or our ADSs and cause us to incur additional expenses.

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

We believe that we were not a CFC in the 2021 taxable year, but we may become a CFC in a subsequent taxable year. If we are classified as both a CFC and a passive foreign investment company, or PFIC (as discussed below), we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

If we are a PFIC there could be adverse U.S. federal income tax consequences to U.S. holders.

Under the Code, we will be a PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. holder holds our ordinary shares or ADSs, the U.S. holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements.

We do not believe that we were a PFIC in the 2021 taxable year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. As a result, there can be no assurance regarding if we currently are treated as a PFIC or may be treated as a PFIC in the future. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

In certain circumstances, a U.S. holder of shares in a PFIC may alleviate some of the adverse tax consequences described above by making either a “qualified electing fund,” or QEF, election or a mark-to-market election (if our ordinary shares or ADSs constitute “marketable” securities under the Code), which each require the inclusion of a pro rata share of our income on a current basis. If we determine that we are a PFIC for any taxable year, we currently expect that we would provide the information necessary for U.S. holders to make a QEF election. A U.S. holder would also be able to make a mark-to-market election with respect to our ordinary shares or ADSs as long as those shares or ADSs constitute marketable securities under the Code.

We may be unable to use UK net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable UK tax legislation.

As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. As of December 31, 2021, we had cumulative carryforward tax losses of $506.2 million. Subject to numerous utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the Company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 will be limited each year to £5.0 million plus, broadly, an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

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

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change tax attributes (such as research and development tax credits) to offset its post-change tax liabilities may be limited. We have completed several financings since our inception, which we believe have resulted in an ownership change as defined by Section 382 of the Code. We may also experience ownership changes in the future as a result of subsequent shifts in our share ownership. As a result, if we incur U.S. federal tax liability, our ability to use our pre-change tax attributes to offset U.S. federal tax liability may be subject to limitations, which could potentially result in increased future tax liability to us.

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

We currently have $33.0 million of principal indebtedness outstanding under our senior term facilities agreement, or the Amended Credit Facility, with MidCap Financial (Ireland) Limited. We have the ability to borrow up to an additional $67.0 million in the future under the Amended Credit Facility upon satisfaction of certain conditions. Our existing indebtedness and any additional indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position.

The fact that a portion of our cash, cash equivalents, and marketable securities could be needed to make payments on our indebtedness could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions or increased interest rates;
•	restricting our ability to use our cash, cash equivalents and marketable securities for other purposes;
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

Natural disasters, including earthquakes, fires, flooding and health epidemics and pandemics, could severely disrupt our business. If a natural disaster occurred, we could be prevented from using all or a significant portion of our facilities, which could make it difficult or impossible for us to continue our business or a portion of our business for a substantial period of time. A natural disaster could also damage critical infrastructure and affect our third-party contract manufacturers. Our disaster recovery and business continuity plans are currently limited and may not prove adequate in the event of a serious natural disaster or similar event. As such, we could incur substantial expenses if a natural disaster occurs, which could have a material impact on our business, financial condition, results of operations and prospects.

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

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2021, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Ordinary Shares and ADSs

Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.10 per share, of Orchard Therapeutics plc. An ADS may be evidenced by an American Depositary Receipt issued by Citibank, N.A. as depositary bank. Our ADSs have been listed and traded on The Nasdaq Global Select Market under the symbol “ORTX” since October 31, 2018. As of March 15, 2022, there were approximately 53 holders of record of our ordinary shares, nominal value £0.10 per share and one holder of record of our ADSs. The closing sale price per ADS on The Nasdaq Global Select Market on March 15, 2022 was $0.71.

Sales of Unregistered Securities

On December 6, 2021, we issued 22,758 ordinary shares to Gene Therapy Consulting S.r.l. in connection with milestones that were deemed to have been met pursuant to a consulting agreement. The offer, sale, and issuance of the shares is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

Item 6. Reserved.

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

Our net losses were $144.6 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $750.2 million. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $220.1 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

Recent Developments

On February 9, 2021, we issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of our ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price

(together (i) and (ii) the “Private Placement”). The Private Placement resulted in net proceeds to us of $143.7 million after deducting placement agent fees of $6.0 million and other offering-related costs of $0.3 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement we entered into with the purchasers named therein on February 4, 2021. All non-voting ordinary shares have been converted to ordinary shares as of December 31, 2021.

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

The Company received an upfront payment of $17.5 million comprising $10.0 million in cash and a $7.5 million equity investment from Pharming at a premium to the Company’s then recent share price, resulting in the issuance of 1,227,738 ordinary shares subject to resale restrictions. The Company is also eligible to receive up to $189.5 million in development, regulatory and sales milestones as well as mid-single to low double-digit percentage royalty payments on future worldwide sales.

In March 2022, we announced our decision to focus on severe neurometabolic diseases and early research programs, and to discontinue our investment in and seek strategic alternatives for our programs in rare primary immune deficiencies, including OTL-103 for treatment of WAS, OTL-102 for treatment of X-CGD and Strimvelis. In connection with our new strategic focus, we plan to reduce our workforce by approximately 30%. We expect to recognize employee-related termination costs related to the restructuring of approximately $2.5 million during the first and second quarter of 2022. We also expect to incur discontinuation costs relating to OTL-102, OTL-103 and Strimvelis, such as contract termination fees and non-cancellable commitments. At the time of the filing of this Annual Report on Form 10-K, we are unable to determine the estimated discontinuation costs in good faith because such costs are subject to a number of variables that are not entirely within our control.

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

For additional information on the various risks posed by the COVID-19 pandemic, please see the section titled “Item 1A. Risk Factors” included in this Annual Report.

Components of our results of operations

Product Sales

During the years ended December 31, 2021 and 2020, we recognized $0.7 million and $2.6 million revenue from sales of Strimvelis, respectively. Libmeldy received approval from the European Commission in December 2020 and, if we are able to identify patients and secure reimbursement for our treatment, we may begin to generate revenue from the sale of Libmeldy in Europe in early 2022. Strimvelis is distributed exclusively at the San Raffaele Hospital in Milan, Italy.

Collaboration revenue

During the year ended December 31, 2021, we recognized $1.0 million under our collaboration agreement with Pharming. Under revenue recognition guidance, we account for our obligations to provide the license and research, development, and manufacturing services under the agreement as a series of distinct services that are accounted for as a single performance obligation. We recognize revenue using the cost-to-cost input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Under this method, the impact of this adjustment on revenue recorded to date is recognized in the period the adjustment is identified. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

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

•	expenses to acquire technologies to be used in research and development;
•	salaries, benefits and other related costs, including share-based compensation expense, for personnel engaged in research and development functions;
•	costs related to research and development performed associated with the Company’s collaboration arrangement;

•	costs of outside consultants, including their fees, share-based compensation and related travel expenses;
•	the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	costs related to compliance with regulatory requirements;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will remain consistent quarter over quarter for the near term as we continue to: (i) expedite the clinical development and seek to obtain marketing approval for our product candidates, including OTL-200 in the U.S. for MLD; (ii) work towards the clinical development of our early clinical phase product candidates, which may include initiating pivotal clinical trials for OTL-203 in MPS-IH and expanding the Phase I/II study for OTL-201 in MPS-IIIA; (iii) reduce our investment in and development expenses for OTL-300 for TDT and reallocate these financial resources to other programs; (iv) seek to improve the efficiency and scalability of our outsourced manufacturing processes and supply chain; (v) build process development and analytical capabilities in the near term, and potential manufacturing capabilities in the longer term; and (vi) continue to discover and develop additional product candidates. For example, in April 2020, we announced our intention to accelerate our research and development efforts for projects in less rare indications, including two new research programs in genetic subsets of frontotemporal dementia (FTD) and Crohn’s disease, and in November 2020 we announced a new program in amyotrophic lateral sclerosis (ALS). We also expect to incur additional expenses related to milestone, royalty payments and maintenance fees payable to third parties with whom we have entered into license agreements to acquire the rights related to our product candidates.

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

Interest expense

Interest expense consists of interest associated with our credit facility with MidCap Financial, which we entered into in May 2019, and amended and restated in May 2021. The Amended Credit Facility bears a variable interest rate at a rate of 5.95% above LIBOR, plus a final payment equal to 3.5% of the principal borrowed under the Amended Credit Facility. LIBOR phases out in June 2023, at which point the Company and MidCap will agree on a new reference rate.

Other income (expense)

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Results of operations

Information pertaining to fiscal year 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on page 120 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the U.S. Securities and Exchange Commission on March 2, 2021.

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
Product sales, net	$700	$2,595	$(1,895)
Collaboration revenue	975	—	975
Total revenues	$1,675	$2,595	$(920)
Costs and operating expenses
Cost of product sales	226	857	(631)
Research and development	86,977	93,730	(6,753)
Selling, general and administrative	54,905	64,986	(10,081)
Total costs and operating expenses	142,108	159,573	(17,465)
Loss from operations	(140,433)	(156,978)	16,545
Other (expense) income:
Interest income	412	3,185	(2,773)
Interest expense	(2,497)	(2,328)	(169)
Other (expense) income, net	(1,238)	3,411	(4,649)
Total other (expense) income, net	(3,323)	4,268	(7,591)
Net loss before income tax	(143,756)	(152,710)	8,954
Income tax (expense) benefit	(828)	731	(1,559)
Net loss attributable to ordinary shareholders	$(144,584)	$(151,979)	$7,395

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$22,443	$17,714	4,729
Primary immune deficiencies	17,801	21,073	(3,272)
Blood disorders	743	2,255	(1,512)
Other research and preclinical programs under development	5,636	3,479	2,157
Total direct research and development expenses	46,623	44,521	2,102
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	32,421	35,949	(3,528)
Share-based compensation	9,214	11,679	(2,465)
Accretion of Strimvelis loss provision	(1,037)	(2,413)	1,376
Research and development tax credit	(13,920)	(21,130)	7,210
Impairment of long-lived assets	—	5,650	(5,650)
Facility and other	13,676	19,474	(5,798)
Total indirect research and development expenses	40,354	49,209	(8,855)
Total research and development expenses	$86,977	$93,730	(6,753)

Direct research and development expenses for neurometabolic programs increased by $4.7 million. The increase is primarily driven by a $3.3 million increase in OTL-203 for MPS-I, and a $2.3 million increase for OTL-200 for MLD/Libmeldy, offset by a $0.9 million decline in OTL-201 for MPS-IIIA.

Direct research and development expenses for primary immune deficiencies declined by $3.3 million. The decline is primarily driven by a $3.8 million decline in OTL-101 for ADA-SCID, and a $1.9 million decline in OTL-102 for X-CGD, offset by a $1.8 million increase in OTL-103 for WAS, and $0.6 million increase in Strimvelis. The primary decline in primary immune deficiencies was for OTL-101, and is due to the termination of the license for this program with UCLA/UCLB.

Direct research and development expenses for our blood disorder programs declined by $1.5 million, as a result of incurring lower expenses for OTL-300 for TDT following our reduction in investment in that product candidate in connection with our strategic reprioritization in 2020. The decrease in expenses was due to a decline in manufacturing expenses.

Direct expenses associated with other research and preclinical programs increased by $2.2 million. This was primarily due to increased costs for preclinical programs in hereditary angioedema (HAE), frontotemporal dementia with progranulin mutations (GRN-FTD) and Crohn’s disease with mutations in the nucleotide-binding oligomerization domain-containing protein 2 (NOD2-CD), as well as other undisclosed discovery programs.

Unallocated research and development costs and offsets to research and development expenses declined by $8.9 million. This was primarily due to a decline in personnel related costs of $3.6 million and share-based compensation of $2.5 million. The decline in personnel costs is due to $3.6 million in severance associated with the consolidation and closure of our research and development and manufacturing facilities in California in 2020, which did not recur in 2021, as well as lower compensation costs. We also took a $5.7 million non-cash asset impairment charge associated with assets at our former California research facilities in 2020 that did not recur in 2021. Other facility, travel, and unallocated platform-related research and development costs have declined by $5.7 million.

Research and development expenses were further offset by $13.9 million as a result of the benefits of the UK research and development tax credit that is recorded as an offset to research and development expense. Tax credit benefits decreased by $7.2 million primarily due expenses qualifying for credit under a less favorable credit regime as a result of EU State Aid Cap thresholds being met for certain programs. Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense, declined by $1.4 million as we have adjusted our ongoing estimate due to our reduction of investment in OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision in a given period.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$18,711	$22,890	(4,179)
Share-based compensation	13,322	16,283	(2,961)
Consulting, professional, and insurance-related costs	12,679	11,315	1,364
Marketing, promotions, and advocacy	5,259	8,093	(2,834)
Facilities and IT-related costs	4,539	5,422	(883)
Other	395	983	(588)
Total selling, general, and administrative expenses:	$54,905	$64,986	$(10,081)

Selling, general and administrative expenses were $54.9 million in 2021, compared to $65.0 million in 2020. The decline of $10.1 million was primarily due to lower personnel and share-based compensation. Personnel costs declined by $4.2 million, generally due to $1.3 million in severance charges associated with our corporate restructuring and CEO transition 2020 that did not recur in 2021, and a decline in salary and bonus charges associated with our selling, general, and administrative staff. Share-based compensation expense declined by $3.0 million in 2021 compared to 2020 due to a $2.7 million charge associated with the modification of our former CEO’s share options in 2020 that did not recur in 2021. Consulting, professional, and insurance-related costs increased by of $1.4 million primarily due to an increase in directors’ and officers’ insurance. Expenses associated with marketing and commercialization of Strimvelis, and costs associated with preparing for the potential future commercialization of our product candidates, if approved, declined by $2.8 million. Facilities and IT costs and other expenses also declined, as we have realized savings from our 2020 corporate restructuring.

Other (expense) income, net

Other (expense) income, net for 2021 and 2020 was a loss of $3.3 million and a gain of $4.3 million, respectively. During 2021, we had realized and unrealized losses on foreign currency transactions of $1.2 million, compared to $3.4 million in gains for 2020. These gains and losses are primarily due to fluctuations in the exchange rate between British Pound and U.S. Dollars as it relates to our foreign currency denominated monetary assets and liabilities. Interest income declined by $2.8 million due to lower investment portfolio balances as a result of cash used for operations.

Liquidity and capital resources

From our inception through December 31, 2021, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired our commercial product Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We expect to launch Libmeldy in Europe and generate product sales in early 2022. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., and our Original Credit Facility and our Amended Credit Facility.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. As of December 31, 2021, we have not sold any shares under the Sales Agreement. On March 24, 2022, we delivered written notice to Cowen to terminate the Sales Agreement, effective as of

March 30, 2022, pursuant to Section 11(b) thereof. Prior to termination, we had not sold any ADSs pursuant to the Sales Agreement. As a result of the termination of the Sales Agreement, we will not offer or sell any ADSs under the Sales Agreement.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described below.

Cash flows

Information pertaining to fiscal year 2020 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 beginning on page 120 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the U.S. Securities and Exchange Commission on March 2, 2021.

The following table summarizes our cash flows for each of the periods presented:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(125,097)	$(126,274)
Net cash from investing activities	(32,165)	157,379
Net cash provided by financing activities	158,066	3,936
Effect of exchange rate changes on cash	(27)	1,043
Net increase in cash, cash equivalents, and restricted cash	$777	$36,084

Operating activities

During 2021, operating activities used $125.1 million of cash, primarily resulting from our net loss of $144.6 million. Cash usage from changes in our operating assets and liabilities was $17.1 million. There was cash usage of $13.9 million from our UK research and development tax credit receivable, consisting of claims that were filed in December 2021 that we expect to receive in 2022. Further, payment of accruals and accounts payable resulted in cash outflows of $9.5 million. These were offset by a $13.1 million increase in deferred revenue associated with our strategic collaboration with Pharming. Non-cash adjustments to operating activities of $36.6 million was primarily due to $22.5 million in non-cash share-based compensation expense, offset by $1.0 million in amortization of the Strimvelis loss provision as an offset to research and development expense. There were also unrealized foreign currency transaction losses on investments, intercompany accounts, and foreign-currency denominated payables and receivables held by our UK subsidiary of $9.7 million. Finally, we had $1.1 million in deferred income tax expense during 2021.

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

Investing activities

During 2021 and 2020, we used $32.2 million and generated $157.4 million, respectively, of cash in investing activities. The change in cash from investing activity is primarily due to proceeds from sales and maturities of marketable debt securities that we utilize for operating activities. Further, in 2020 we made $10 million construction deposit associated with our Fremont lease, and we received $1.9 million in receipts from the escrow account, as compared to receiving $0.2 million in 2021.

Financing activities

During 2021, we generated $158.1 million in cash from financing activities. This is primarily due to $143.6 million in proceeds from the issuance of ordinary shares in our private placement, after payment of $6.4 million in offering costs. We also generated $7.4 million associated with our entrance into the Amended Credit Facility. Further, we generated $4.1 million in proceeds associated with the Securities Purchase Agreement with Pharming that was entered into as part of our collaboration agreement.  We generated $2.9 million in proceeds from the exercise of share options and issuance of ordinary shares as part of our ESPP.

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
•

continue to grow a sales, marketing and distribution infrastructure for our commercialization of Libmeldy in Europe, and for any product candidates for which we may submit for and obtain marketing approval anywhere in the world;

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

We believe our existing cash will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Each reporting period, we evaluate which tax relief programs we are expected to be eligible for and record a reduction to research and development expense for the portion of the expense that we expect to qualify under the programs, that we plan to submit a claim for, and we have reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), we expect a proportion of expenditures being carried in relation to our pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the years ended December 31, 2021 and 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of December 31, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of $224.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and U.S. bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $33.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 5.95% plus LIBOR. As of December 31, 2021, the carrying value of the term loans under the credit facility was $32.9 million.

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

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars and expects to continue to do so in the future. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency of the relevant entity at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded realized and unrealized foreign currency losses of $1.2 million and gains of $3.4 million for the years ended December 31, 2021 and 2020. These foreign currency transaction gains and losses are included in other (expense) income in our consolidated statements of operations and comprehensive loss.

Assets and liabilities have been translated at the exchange rates at the balance sheet dates, while revenue and expenses are translated at the average exchange rates over the reporting period and shareholders’ equity amounts are translated based on historical exchange rates as of the date of each transaction. Translation adjustments are not included in determining net loss but are included in our foreign currency translation adjustment to other comprehensive loss, a component of shareholders’ equity.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Costs Associated with Exit or Disposal Activities

On March 25, 2022, we approved a restructuring, pursuant to which the Company proposed to reduce its workforce by approximately 30%. The workforce reduction is subject to a consultation process with certain employees in the United Kingdom. The proposed reduction in force is expected to take place during, and be substantially completed by, the end of the second quarter 2022. In March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD.

The restructuring is expected to extend our cash runway into 2024. As part of the restructuring, we expect to recognize employee-related termination costs of approximately $2.5 million during the first and second quarters of 2022. We also expect to incur discontinuation costs relating to OTL-102, OTL-103 and Strimvelis, such as contract termination fees and non-cancellable commitments. At the time of the filing of this Annual Report on Form 10-K, we are unable to make a determination of the discontinuation costs in good faith because such costs are subject to a number of variables that are not entirely within the Company’s control. These estimates of the expenses that the Company expects to incur and potential cost savings in connection with the proposed restructuring, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

“At the Market” Equity Offering Program

As previously disclosed, in February 2020 we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we had the ability to issue and sell, from time to time at our option, ADSs representing our ordinary shares having an aggregate offering price of up to $100 million, through an “at the market” equity offering program under which Cowen acted as sales agent. On March 24, 2022, we delivered written notice to Cowen to terminate the Sales Agreement, effective as of March 30, 2022, pursuant to Section 11(b) thereof. We are not subject to any termination penalties related to the termination of the Sales Agreement. Prior to termination, we had not sold any ADSs pursuant to the Sales Agreement. As a result of the termination of the Sales Agreement, we will not offer or sell any ADSs under the Sales Agreement. A copy of the Sales Agreement was filed as Exhibit 1.2 to the post-effective amendment to our Registration Statement on Form S-3, filed with the SEC on February 27, 2020 (the “Form S-3”). The description of the Sales Agreement contained in this Annual Report does not purport to be complete and is qualified in its entirety by reference to the copy of the Sales Agreement filed as Exhibit 1.2 to the Form S-3.

Frank Thomas Transitional Services Agreement

On March 30, 2022, the Company and Frank Thomas entered into an amendment (the “Amendment”) to his Transitional Services Agreement, dated November 3, 2021 (as amended by the Amendment, the “Agreement”). Pursuant to the Amendment, Mr. Thomas will continue to serve as President and Chief Operating Officer of the Company and provide services for the Company on a full-time basis until December 31, 2022, unless his employment ends earlier or the Company and Mr. Thomas agree to an extension (such period, the “Transition Period”). During the Transition Period, the Amendment provides, among other things, that in exchange for entering into and complying with the Agreement, which includes a customary release of claims, Mr. Thomas will (i) continue to receive his base salary, subject to an increase in the base salary rate in an amount determined by the Board of Directors of the Company (or the Compensation Committee thereof) to be effective at the time that other executive team members of the Company receive base salary rate increases, (ii) remain eligible to participate in the Company’s group employee benefit plans, (iii) continue to vest in his stock options, and (iv) subject to the approval of the Company’s Board of Directors (or the Compensation Committee thereof), receive an award of stock options to purchase shares of the Company and/or other form of equity. Further, if Mr. Thomas remains employed by the Company on October 1, 2022, or in the event that he is terminated without “Cause” (as defined in the Agreement) prior to October 1, 2022 but has, among other things, executed an updated release of claims, then Mr. Thomas will be eligible to receive a cash incentive compensation in an amount equal to 25% of Mr. Thomas’ then current base salary, to be paid no later than October 31, 2022. In addition, at the conclusion of his employment with the Company, provided that, among other things, Mr. Thomas’ employment is not terminated by the Company for “Cause” and subject to the execution and effectiveness of an updated release, Mr. Thomas will be entitled to the following benefits (a) for up to six months, the Company shall pay the monthly employer COBRA premium for the same level of group health coverage as in effect at the conclusion of Mr. Thomas’ employment, (b) be eligible to receive a cash incentive compensation in an amount equal to 25% of Mr. Thomas’ then current base salary, to be paid at the time that the Company pays it executives their annual incentive compensation for 2022, which will be no later than March 15, 2023, and (c) subject to approval by the Company’s Board of Directors (or the Compensation Committee thereof) (x) continued vesting of all equity awards until April 1, 2023 and (y) an extension of the exercise period with respect to the vested shares of his stock options as of the date that the Company receives Mr. Thomas’ executed updated release of claims, until the earlier of (A) April 1, 2024 or (B) the expiration date of the applicable share option.

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

The discussion below assumes that the representations contained in the deposit agreement are true and that the obligations in the deposit agreement and any related agreement will be complied with in accordance with their terms. Generally, a holder of an ADS should be treated for U.S. federal income tax purposes as holding the ordinary shares represented by the ADS. Accordingly, no gain or loss will be recognized upon an exchange of ADSs for ordinary shares. The U.S. Treasury has expressed concerns that intermediaries in the chain of ownership between the holder of an ADS and the issuer of the security underlying the ADS may be taking actions that are inconsistent with the beneficial ownership of the underlying security. Accordingly, the creditability of foreign taxes, if any, as described below, could be affected by actions taken by intermediaries in the chain of ownership between the holders of ADSs and our company if as a result of such actions the holders of ADSs are not properly treated as beneficial owners of the underlying ordinary shares. These actions would also be inconsistent with the claiming of the reduced tax rate, described below, applicable to dividends received by certain non-corporate holders.

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

We do not believe that we were a PFIC in the 2021 taxable year, though we have not made a determination regarding our PFIC status in the current taxable year. However, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. As a result, our PFIC status may change from year to year, and we may be classified as a PFIC currently or in the future. The total value of our assets for purposes of the asset test generally will be calculated using the market price of the ordinary shares or ADSs, which may fluctuate considerably. Fluctuations in the market price of the ordinary shares or ADSs may result in our being a PFIC for any taxable year. However, if we are a “controlled foreign corporation” for any taxable year (see discussion below in “Controlled foreign corporation considerations”), the value of our assets for purposes of the asset test will be determined based on the tax basis of such assets which could increase the likelihood that we are treated as a PFIC. Because of the uncertainties involved in establishing our PFIC status, there can be no assurance regarding if we currently are treated as a PFIC or may be treated as a PFIC in the future.

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

WE STRONGLY URGE OUR INVESTORS TO CONSULT THEIR TAX ADVISOR REGARDING THE IMPACT OF OUR PFIC STATUS ON THEIR INVESTMENTS IN OUR ORDINARY SHARES OR ADSs AS WELL AS THE APPLICATION OF THE PFIC RULES TO THEIR INVESTMENT IN OUR ORDINARY SHARES OR ADSs.

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

We believe that we were not a CFC in the 2021 taxable year, though we have not made a determination regarding our CFC status in the current taxable year, and we may become a CFC in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. It is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough shares to be treated as a Ten Percent Shareholder. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a PFIC, we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Sale or other taxable disposition of ordinary shares and ADSs

Subject to the discussion above under “PFIC rules,” gain or loss realized on the sale or other taxable disposition of ordinary shares or ADSs will be capital gain or loss and will be long-term capital gain or loss if the U.S. Holder held the ordinary shares or ADSs for more than one year. The amount of the gain or loss will equal the difference between the U.S. Holder’s tax basis in the ordinary shares or ADSs disposed of and the amount realized on the disposition, in each case as determined in U.S. dollars. This gain or loss will generally be U.S.-source gain or loss for foreign tax credit purposes. The deductibility of capital losses is subject to limitations.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report, as follows:

(a) (2) Financial Statement Schedules:

Not applicable.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference herein from Form or Schedule	Exhibit	File Date	File Number

2.1†	Asset Purchase and License Agreement, by and among the registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Ltd., dated April 11, 2018 (Schedules, exhibits, and similar supporting attachments are omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request).	Form F-1	2.1	Oct. 4, 2018	333-227698

3.1	Articles of Association of Orchard Therapeutics plc	Form 8-K	3.1	Jun. 19, 2020	001-38722

4.1	Deposit Agreement	Form 20-F	2.1	Mar. 22, 2019	001-38722

4.2	Form of American Depositary Receipt (included in Exhibit 4.1)	Form 20-F	2.2	Mar. 22, 2019	001-38722

4.3	Investment and shareholders’ agreement by and between the registrant and the shareholders named therein, dated August 2, 2018, as amended.	Form F-1	10.1	Jun. 3, 2019	333-231916

4.4	Description of the registrant’s securities.	Form 10-K	4.4	Feb. 27, 2020	001-38722

10.1#	2016 Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan, as amended.	Form F-1	10.2	Oct. 4, 2018	333-227698

10.2#	2018 Share Option and Incentive Plan.	Form 20-F	4.3	Mar. 22, 2019	001-38722

10.3#	2018 Employee Share Purchase Plan.	Form F-1/A	10.10	Oct. 23, 2018	333-227698

10.4#	Forms of award agreements under the 2018 Share Option and Incentive Plan.	Form 10-K	10.13	Feb. 27, 2020	001-38722

10.5#	2019 Short-Term Incentive Plan.	Form 10-Q	10.1	May 7, 2020	001-38722

10.6#	2020 Inducement Equity Plan and forms of award agreements thereunder.	Form S-8	99.2	Aug. 6 2020	333-241646

10.7#	Form of Deed of Indemnity between the registrant and each of its directors and executive officers.	Form F-1	10.6	Oct. 4, 2018	333-227698

10.8	Deed of Novation, by and among the registrant, Glaxo Group Limited, GlaxoSmithKline Intellectual Property Development Limited, GlaxoSmithKline S.p.A., Fondazione Telethon and Ospedale San Raffaele (in its own capacity and as successor in interest to Fondazione Centro San Raffaele Del Monte Tabor), dated April 5, 2018.	Form F-1	10.4	Oct. 4, 2018	333-227698

10.9	Research and Development Collaboration and License Agreement, by and among Glaxo Group Limited, Fondazione Telethon and Fondazione Centro San Raffaele del Monte Tabor, dated October 15, 2010, as amended.	Form F-1	10.5	Oct. 4, 2018	333-227698

10.10	Securities Purchase Agreement dated February 4, 2021, by and among Orchard Therapeutics plc and the Purchasers named therein	Form 10-Q	10.1	May 13, 2021	001-38722

10.11	Lease Agreement, dated as of January 19, 2018, by and between the Registrant and New Connect Investments Limited.	Form F-1	10.7	Oct. 4, 2018	333-227698

10.12††	Lease Agreement, dated as of December 11, 2018, by and between BPP Pacific Industrial CA Non-REIT Owner 2 LLC and Orchard Therapeutics North America.	Form 20-F/A	4.12	Apr. 26, 2019	001-38722

10.13†	License and Development Agreement, by and between the registrant and Oxford BioMedica (UK) Limited, dated November 28, 2016, as amended.	Form F-1	10.8	Oct. 4, 2018	333-227698

10.14††	Amendment Nos. 5 and 6 to License and Development Agreement, by and between the registrant and Oxford BioMedica (UK) Limited, dated November 28, 2016.	Form 10-Q	10.2	May 7, 2020	001-38722

10.15	Senior Term Facilities Agreement, dated May 24, 2019, as amended and restated on May 28, 2021, among Orchard Therapeutics plc, the entities listed as original guarantors therein, MidCap Financial (Ireland) Limited, and the additional lenders party thereto from time to time.	Form 10-Q	10.1	Aug. 4, 2021	001-38722

10.16#	Employment Agreement between the registrant, Orchard Therapeutics North America, and Frank Thomas, effective September 1, 2019.	Form 10-K	10.15	Feb. 27, 2020	001-38722

10.17#	First Amendment to Employment Agreement, dated March 18, 2020, by and among the Company, Orchard Therapeutics North America and Frank Thomas.	Form 8-K	10.4	Mar. 20, 2020	001-38722

10.18#	Transitional Services Agreement, dated November 3, 2021, between the Company, Orchard Therapeutics North America and Frank Thomas.	Form 10-Q	10.1	Nov. 4, 2021	001-38722

10.19*#	Amendment to the Transitional Services Agreement, dated March 30, 2022, between the Company, Orchard Therapeutics North America and Frank Thomas.

10.20#	Contract of Employment between Orchard Therapeutics (Europe) Limited and Hubert Gaspar, dated January 8, 2018, as amended, effective May 24, 2019.	Form 10-K	10.16	Feb. 27, 2020	001-38722

10.21#	Variation to Contract of Employment, dated March 18, 2020, by and between Orchard Therapeutics (Europe) Limited and Hubert Gaspar, M.D., Ph.D.	Form 8-K	10.3	Mar. 20, 2020	001-38722

10.22††	Manufacturing and Technology Development Master Agreement, by and between Orchard Therapeutics (Europe) Limited, a wholly-owned subsidiary of the registrant, and MolMed S.p.A., dated July 2, 2020.	Form 10-Q	10.1	Aug. 6, 2020	001-38722

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed herewith.
†

Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from the registration statement and filed separately with the United States Securities and Exchange Commission.

††	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission
#	Indicates a management contract or any compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: March 30, 2022	By:	/s/ Bobby Gaspar
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

Signature	Title	Date

/s/ Bobby Gaspar	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
Bobby Gaspar

/s/ Frank E. Thomas	President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2022
Frank E. Thomas

/s/ James A. Geraghty	Chairman of the Board of Directors	March 30, 2022
James A. Geraghty

/s/ Steven M. Altschuler	Director	March 30, 2022
Steven M. Altschuler, M.D.

/s/ Joanne T. Beck	Director	March 30, 2022
Joanne T. Beck, Ph.D.

/s/ John Curnutte	Director	March 30, 2022
John Curnutte, M.D., Ph.D.

/s/ Marc Dunoyer	Director	March 30, 2022
Marc Dunoyer

/s/ Charles A. Rowland, Jr.	Director	March 30, 2022
Charles A. Rowland, Jr.

/s/ Alicia Secor	Director	March 30, 2022
Alicia Secor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Orchard Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orchard Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

United Kingdom (U.K.) Research and Development Tax Credits

As described in Note 2 to the consolidated financial statements, the Company carries out research and development activities and is able to submit tax credit claims under two U.K. research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure Credit (“RDEC”) program, depending on eligibility. Each reporting period, management evaluates the tax relief programs the Company is expected to be eligible for and records a reduction to research and development expense for the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized. Management assesses its research and development activities and expenditures to determine whether the nature of the activities and expenditures will qualify for credit under the tax relief programs and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the U.K. government, which are subject to interpretation. For the year ended December 31, 2021, the Company recorded $13.9 million as a reduction of research and development expense related to these programs and has a related tax credit receivable of $30.7 million as of December 31, 2021.

The principal considerations for our determination that performing procedures relating to the U.K. research and development tax credits is a critical audit matter are (i) the significant judgment by management when determining the nature and amount of expenses that qualify under the tax relief programs and estimating the amount of tax credit claims that will ultimately be realized based on the criteria established by the U.K. government; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the U.K. research and development tax credits; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

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

March 30, 2022

We have served as the Company’s auditor since 2019.

Orchard Therapeutics plc

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$55,912	$55,135
Marketable securities	164,195	136,813
Accounts receivable	1,480	878
Prepaid expenses and other current assets	23,011	13,365
Research and development tax credit receivable	30,723	17,344
Total current assets	275,321	223,535
Non-current assets:
Operating lease right-of-use-assets	24,316	29,815
Property and equipment, net	4,767	4,781
Restricted cash	4,266	4,266
Intangible assets, net	4,149	3,076
Other assets	9,590	15,464
Total non-current assets	47,088	57,402
Total assets	$322,409	$280,937
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,008	$8,823
Accrued expenses and other current liabilities	24,318	28,943
Deferred revenue	346	—
Operating lease liabilities	7,335	8,934
Notes payable, current	786	4,861
Total current liabilities	42,793	51,561
Notes payable, long-term	32,086	20,204
Deferred revenue, net of current portion	12,519	—
Operating lease liabilities, net of current portion	19,278	24,168
Other long-term liabilities	5,783	6,570
Total liabilities	112,459	102,503
Commitments and contingencies (Note 18)
Shareholders’ equity:
Ordinary shares, £0.10 par value, authority to allot up to a maximum nominal value of £13,023,851.50 of shares at December 31, 2021 and 2020, respectively; 125,674,095 and 98,283,603 shares issued and outstanding at December 31, 2021 and 2020, respectively.	16,253	12,507
Additional paid-in capital	940,675	771,194
Accumulated other comprehensive income	3,246	373
Accumulated deficit	(750,224)	(605,640)
Total shareholders’ equity	209,950	178,434
Total liabilities and shareholders’ equity	$322,409	$280,937

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020
Product sales, net	$700	$2,595
Collaboration revenue	975	—
Total revenues	1,675	2,595
Costs and operating expenses
Cost of product sales	226	857
Research and development	86,977	93,730
Selling, general and administrative	54,905	64,986
Total costs and operating expenses	142,108	159,573
Loss from operations	(140,433)	(156,978)
Other (expense) income:
Interest income	412	3,185
Interest expense	(2,497)	(2,328)
Other (expense) income, net	(1,238)	3,411
Total other (expense) income, net	(3,323)	4,268
Net loss before income tax	(143,756)	(152,710)
Income tax (expense) benefit	(828)	731
Net loss attributable to ordinary shareholders	$(144,584)	$(151,979)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.17)	$(1.53)
Weighted average number of ordinary shares outstanding, basic and diluted	123,963,762	99,445,874
Other comprehensive income (loss)
Foreign currency translation adjustment	3,124	(1,485)
Unrealized loss on marketable debt securities	(251)	(184)
Total other comprehensive income (loss)	2,873	(1,669)
Total comprehensive loss	$(141,711)	$(153,648)

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Ordinary shares			Accumulated other
	Shares	Amount	Additional paid-in capital	comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2019	96,923,729	$12,331	$738,481	$2,042	$(453,661)	$299,193
Share-based compensation expense	—	—	27,962	—	—	27,962
Exercise of share options	1,154,441	149	3,316	—	—	3,465
Issuance of ESPP shares	107,262	14	657	—	—	671
Ordinary shares issued as part of consulting agreement	22,758	3	(3)	—	—	—
Ordinary shares issued as part of license agreement	75,413	10	781			791
Foreign currency translation	—	—	—	(1,485)	—	(1,485)
Unrealized gain on marketable debt securities	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(151,979)	(151,979)
Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434
Share-based compensation expense	—	—	22,536	—	—	22,536
Exercise of share options	1,727,254	224	2,515	—	—	2,739
Issuance of ESPP shares	232,340	30	534	—	—	564
Vesting of restricted share units, net of shares withheld for taxes	64,647	9	(401)	—	—	(392)
Sale of voting and non-voting ordinary shares, net of issuance costs of $6,355	24,115,755	3,310	140,335	—	—	143,645
Ordinary shares issued as part of consulting agreement	22,758	3	(3)	—	—	—
Ordinary shares issued as part of collaboration agreement	1,227,738	170	3,965	—	—	4,135
Foreign currency translation	—	—	—	3,124	—	3,124
Unrealized loss on marketable debt securities	—	—	—	(251)	—	(251)
Net loss	—	—	—	—	(144,584)	(144,584)
Balance at December 31, 2021	125,674,095	$16,253	$940,675	$3,246	$(750,224)	$209,950

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss attributable to ordinary shareholders	$(144,584)	$(151,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,327	2,004
Share-based compensation	22,536	27,962
Impairment of long-lived assets	—	5,650
Non-cash interest expense	392	500
Amortization of provision on loss contract	(1,037)	(2,413)
Non-cash consideration for licenses and milestones	—	791
Deferred income taxes	1,131	(2,257)
Amortization of premium on marketable securities	1,514	770
Unrealized foreign currency and other non-cash adjustments	9,687	(3,674)
Changes in operating assets and liabilities:
Accounts receivable	(624)	582
Research and development tax credit receivable	(13,920)	11,674
Prepaid expenses, other current assets, and other assets	(5,209)	(5,070)
Operating leases, right-of-use-assets	5,938	5,863
Accounts payable, accrued expenses, and other current liabilities	(9,452)	(12,278)
Deferred revenue	13,122	—
Other long-term liabilities	34	2,570
Operating lease liabilities	(6,952)	(6,969)
Net cash used in operating activities	$(125,097)	$(126,274)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	234,732	281,433
Purchases of marketable securities	(263,878)	(113,262)
Payment of construction deposit	—	(10,000)
Receipt of funds from construction deposit	216	1,876
Payments on intangible assets	(887)	—
Purchases of property and equipment	(2,348)	(2,668)
Net cash (used in) provided by investing activities	$(32,165)	$157,379
Cash flows from financing activities
Proceeds from modification of credit facility, net of debt issuance costs paid	7,375	—
Proceeds from employee equity plans	3,303	3,936
Payment of taxes on restricted stock vesting	(392)	—
Proceeds from issuance of shares as part of collaboration agreement	4,135	—
Proceeds from the issuance of ordinary shares in private placement	150,000	—
Payment of placement agent fees and offering costs	(6,355)	—
Net cash provided by financing activities	$158,066	$3,936
Effect of exchange rate changes on cash	(27)	1,043
Net increase in cash, cash equivalents and restricted cash	$777	$36,084
Cash, cash equivalents, and restricted cash —beginning of year	59,401	23,317
Cash, cash equivalents, and restricted cash —end of year	$60,178	$59,401
Supplemental disclosure of non-cash investing and financing activities
Intangible assets and property and equipment in accounts payable and accrued expenses	2,589	3,096
Shares issued in consideration of license agreements	—	791
Employee equity plan proceeds received after year-end	—	200
Supplemental disclosure of cash flow information
Lease assets obtained in exchange for new operating lease liabilities	552	17,486
Cash paid for interest	2,103	1,828
Cash paid for taxes	1,651	1,007

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

On February 9, 2021, the Company issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of the Company’s ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (together (i) and (ii) the “Private Placement”). The Private Placement resulted in net proceeds to the Company of $143.6 million after deducting placement agent fees of $6.0 million and other issuance costs of $0.4 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement entered into between the Company and the purchasers named therein on February 4, 2021.  At December 31, 2021, all outstanding non-voting shares have been converted to voting ordinary shares.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2021, the Company funded its operations primarily with proceeds from the sale of convertible preferred shares, and ADSs in the IPO and follow-on offering. The Company has incurred recurring losses since its inception, including net losses of $144.6 million and $152.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $750.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of December 31, 2021 of $220.1 million will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $1.2 million, and gains of $3.4 million for the years ended December 31, 2021, and 2020, respectively, which is included in other income (expense) in the statements of operations and comprehensive loss.

Segment information

The Company operates in a single segment, focusing on researching, developing and commercializing potentially curative gene therapies.  Consistent with its operational structure, its chief operating decision maker manages and allocates resources at a global, consolidated level. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting.  All material long-lived assets of the Company reside in the United States or United Kingdom. The Company had property and equipment of $3.6 million and $1.2 million located in the United Kingdom and United States, respectively, as of December 31, 2021. The Company had property and equipment of $3.7 million and $1.1 million located in the United Kingdom and United States, respectively, as of December 31, 2020. The Company had right-of-use assets in the United States and United Kingdom and European Union of $12.5 million and $11.8 million, respectively, as of December 31, 2021. The Company had right-of-use assets in the United States and United Kingdom and European Union of $14.2 million and $15.6 million, respectively, as of December 31, 2020.

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

When the fair value is below the amortized cost of the asset an estimate of expected credit losses is made, the estimate is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the consolidated statements of operations; the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operation.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on our consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease, and is required to hold this amount in a standalone bank account at December 31, 2021 and 2020. The Company is also contractually required to maintain a cash collateral account associated with corporate credit cards and other leases in the amount of $1.3 million at December 31, 2021 and 2020.

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

	As of December 31,
	2021	2020
Cash and cash equivalents	$55,912	$55,135
Restricted cash	4,266	4,266
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$60,178	$59,401

The Company also has $7.9 million in an escrow account associated with the construction of the Company’s leased facility in Fremont, California, which the Company has ceased construction and build-out, and has subleased the facility to a third-party who intends to perform construction and build-out of the facility. Subject to the terms of the lease and reduction provisions, this escrow amount may be decreased to nil over time upon qualifying construction expenditures, or will be returned in late 2022 to the extent funds are not used. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $2.1 million in receipts from the escrow funds for work performed to date. Of the $7.9 million remaining in the escrow account, the entire balance is classified within other prepaid expenses and other current assets on the consolidated balance sheets based on the timing of when the Company expects to receive the cash from the escrow agent.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive income (loss). Inventory is included in prepaid expenses and other current assets on the consolidated balance sheets and the amount was not significant as of December 31, 2021.

Prior to the initial date that regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive income (loss) in the period incurred. In connection with the acquisition of Strimvelis in April 2018, and with the EMA approval of Libmeldy in December 2020, the Company subsequently began capitalizing inventory manufactured or purchased after these dates.

Intangible assets, net

Intangible assets, net consist milestones associated with the Company’s approved products, net of accumulated amortization. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives and periodically reviews for impairment. The Company has not recognized any impairment charges related to intangible assets to date.

Property and equipment

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives.

Property and equipment:	Estimated useful life
Lab equipment	5-10 years
Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and fixtures	4 years
Office and computer equipment	3-5 years

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations and other comprehensive loss.

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

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, share-based compensation and benefits, facilities costs, depreciation, third-party license fees, certain milestone payments, and external costs of outside vendors engaged to conduct clinical development activities and clinical trials, the purchase of in-process research and development assets, as well as costs to develop a manufacturing process, perform analytical testing and manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. In addition, funding from research grants is recognized as an offset to research and development expense on the basis of costs incurred on the research program. Royalties to third parties associated with our research grants will be accrued when they become probable.

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

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency translation gains and losses.

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

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, utilities, performance of manufacturing services, purchase of inventory, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain accounting policy elections are available to entities. Entities can elect accounting policies that would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected not to apply the accounting policy with respect to its lease of manufacturing space at a contract manufacturing organization, the Company has allocated the consideration between the lease and non-lease components of the contract based on the respective fair values of the lease and non-lease components. The Company calculated the fair value of the lease and non-lease components using financial information readily available as part of its master services arrangement and other representative data indicative of fair value.

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

Strimvelis loss provision

As part of the GSK transaction, the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (see Note 15). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with the Strimvelis program and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a credit to research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and will adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for the updated future losses.

The following table below outlines the changes to the Strimvelis loss provision for the periods ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$4,482	$6,790
Provisions	—	—
Amortization of loss provision	(1,037)	(2,413)
Foreign currency translation	(26)	105
Balance at end of period	$3,419	$4,482

As of December 31, 2021, $0.7 million of the Strimvelis loss provision was classified as current, and $2.7 million was classified as non-current. As of December 31, 2020, $0.9 million of the Strimvelis loss provision was classified as current, and $3.6 million was classified as non-current.

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

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense. The following table outlines the changes to the research and development tax credit receivable, including amount recognized as an offset to research and development expense during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$17,344	$28,644
Recognition of credit claims as offset to research and development expense	13,920	21,130
Receipt of credit claims	—	(33,771)
Foreign currency translation	(541)	1,341
Balance at end of period	$30,723	$17,344

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

As of December 31, 2021, the Company’s tax credit receivable from the UK was $30.7 million, all of which was classified as current. As of December 31, 2020, the Company’s tax incentive receivable from the UK was $17.3 million, all of which was classified as current.

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

Product sales

The Company’s product sales in 2021 and 2020 consist of sales of Strimvelis, which is distributed exclusively at the San Raffaele Hospital in Milan, Italy. San Raffaele Hospital will purchase and pay for Strimvelis and submit a claim to the payer. The Company’s contracted sales with San Raffaele Hospital contain a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied its performance obligation by transferring control of Strimvelis to San Raffaele Hospital. Control of the product generally transfers upon the completion of the scheduled Strimvelis treatment. The Company’s product sales represent total net product sales of Strimvelis. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and there is currently no variable consideration included in the transaction price for Strimvelis. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates that there is limited risk of product return, including the risk of product expiration. During the years ended December 31, 2021 and 2020, the Company has $0.7 and $2.6 million in sales of Strimvelis, respectively.

Collaboration revenue

The terms of the Company’s collaboration agreements may include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and preclinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.

The Company first evaluates collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for any collaborative arrangement or elements within the contract that are deemed to be a collaborative arrangement, and not a customer relationship, in accordance with ASC 808. Through December 31, 2021, the Company entered into one agreement with Pharming Group N.V. (the “Pharming Agreement”, see Note 16) that is accounted for pursuant to ASC 606.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company recognizes the transaction price allocated to upfront license payments as revenue upon delivery of the license to the customer and resulting ability of the customer to use and benefit from the license, if the license is determined to be distinct from the other performance obligations identified in the contract. If the license is considered to not be distinct from other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied (i) at a point in time, but only for licenses determined to be distinct from other performance obligations in the contract, or (ii) over time, and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from license payments. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Pharming Agreement entitles the Company to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types: development milestones, regulatory milestones, and sales-based milestones. The Company is also eligible to receive from Pharming tiered royalty payments on worldwide net sales. The Company evaluates whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. Milestones tied to regulatory approval, and therefore not within the Company’s control, are considered constrained until such approval is received. Upfront and ongoing development milestones per the collaboration agreements are not subject to refund if the development activities are not successful. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for the milestones, and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues from collaborators in the period of adjustment. The Company may enter into an agreement that includes sales-based milestone payments and royalties in exchange for a license of intellectual property. The Company considers the underlying facts and circumstances of these agreements, noting whether the future payments are contingent upon future sales and whether they are dependent on a third party’s ability to successfully commercialize a product using the licensed intellectual property. The Company also considers whether the license is the only, or predominant, item to which the milestone payments and royalties relate. If the Company concludes the license is the predominant item in the agreement, therefore the primary driver of value, the Company excludes sales-based milestone payments and royalties from the transaction price until the sale occurs (or, if later, until the underlying performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied). Currently, the Company has not recognized any royalty revenue resulting from the Pharming Agreement.

ASC 606 requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in ASC 606 as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company is required to estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Whenever the Company determines that a contract should be accounted for as a combined performance obligation, which is recognized over time, it will utilize the cost-to-cost input method. Revenue will be recognized over time using the cost-to-cost input method, based on the total estimated costs to fulfill the obligations. The Company will recognize revenue as services are delivered. Significant management judgment is required in determining the estimate of total costs required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

Consideration that does not meet the requirements to satisfy the above revenue recognition criteria is a contract liability and is recorded as deferred revenue in the consolidated balance sheets. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. In particular, for the Company’s collaborations with Pharming, revenue attributable to research services is recognized as those services are provided, based on the costs incurred to date.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for the period. Diluted net loss is computed by adjusting net loss based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of ordinary shares outstanding for the period, including potential dilutive ordinary shares. For purpose of this calculation, outstanding options and unvested restricted shares are considered potential dilutive ordinary shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive.

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	As of December 31,
	2021	2020
Share options	14,042,781	11,071,555
Unvested shares from share plan and consulting agreement	512,908	816,316
	14,555,689	11,887,871

Recent accounting pronouncements

 In November 2021, the FASB issued ASU No. 2020-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires increased transparency in the disclosures about government assistant in the notes to the financial statements. This ASU is effective for the Company beginning January 1, 2022, and interim periods within that year, with early adoption permitted. The Company does not expect this amendment to have a significant effect on its financial statement disclosures.

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2021 and 2020, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2021:

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,085	$—	$—	$21,085
Corporate bonds	—	7,321	—	7,321
Commercial paper	—	13,198	—	13,198
Total cash equivalents	$21,085	$20,519	$—	$41,604
Marketable securities
Corporate bonds	$—	$94,794	$—	$94,794
Commercial paper	—	69,401	—	69,401
Total marketable securities	$—	$164,195	$—	$164,195
Total	$21,085	$184,714	$—	$205,799

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2020:

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$6,650	$—	$—	$6,650
U.S. government securities	—	3,001	—	3,001
Commercial paper	—	2,999	—	2,999
Total cash equivalents	$6,650	$6,000	$—	$12,650
Marketable securities
US government securities	$—	$2,997	$—	$2,997
Corporate bonds	—	93,358	—	93,358
Commercial paper	—	40,458	—	40,458
Total marketable securities	$—	$136,813	$—	$136,813
Total	$6,650	$142,813	$—	$149,463

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

Marketable Securities

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2021:

	Fair Value Measurements as of December 31, 2021 Using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$102,224	$—	$(109)	$—	$102,115
Commercial paper	82,657	—	(58)	—	82,599
Total	$184,881	$—	$(167)	$—	$184,714

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2020:

	Fair Value Measurements as of December 31, 2020 Using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$3,000	$—	$(4)	$—	2,996
Corporate bonds	96,259	133	(32)	—	96,360
Commercial paper	43,469	1	(13)	—	43,457
Total	$142,728	$134	$(49)	$—	$142,813

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity, as of December 31, 2021 and 2020:

	2021	2020
Maturities in one year or less	$172,575	$132,056
Maturities between one and three years	12,139	10,757
Total	$184,714	$142,813

4. Product sales

During the years ended December 31, 2021 and 2020, the Company recorded sales for one commercial-stage therapy, Strimvelis, for the treatment of ADA-SCID. Strimvelis is currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. San Raffaele Hospital will purchase and pay for Strimvelis and submit a claim to the payer. The Company’s contracted sales with San Raffaele Hospital contain a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied its performance obligation by transferring control of Strimvelis to San Raffaele Hospital. Control of the product generally transfers upon the completion of the scheduled Strimvelis treatment. The Company’s product sales represent total net product sales of Strimvelis. The Company evaluated the variable consideration under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and there is currently no variable consideration included in the transaction price for Strimvelis. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates that there is limited risk of product return, including the risk of product expiration.

Payment terms and conditions generally require payment for Strimvelis sales within 60 days of treatment. Strimvelis is currently distributed exclusively at the San Raffaele Hospital, and there is currently no variable consideration included in the transaction price of Strimvelis.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
Prepaid external research and development expenses	$2,438	$1,421
Inventories	2,016	665
Other prepayments	6,128	4,930
VAT receivable	1,169	2,780
Construction deposit - current	7,909	1,552
Non-trade receivables	3,351	2,017
Total prepaid expenses and other current assets	$23,011	$13,365

6. Property and equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
Property and equipment:
Lab equipment	$5,937	$5,114
Leasehold improvements	2,450	2,522
Furniture and fixtures	303	304
Office and IT equipment	2,023	763
Construction-in-progress	211	302
Property and equipment	$10,924	$9,005
Less: accumulated depreciation	(6,157)	(4,224)
Property and equipment, net	$4,767	$4,781

Depreciation expense for the years ended December 31, 2021 and 2020 was $2.2 million and $2.0 million, respectively.

7. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following:

	As of December 31, 2021			As of December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
License intangibles	$4,329	$(180)	$4,149	$3,076	$—	3,076
Total	$4,329	$(180)	$4,149	$3,076	$-	$3,076

License intangibles consist of capitalized milestone payments or accruals of payments the Company has deemed probable upon receiving regulatory approval of Libmeldy in the EU. The license intangibles are being amortized on a straight-line basis over the remaining useful life of the related patents of approximately twelve years. For year ended December 31, 2021, amortization of intangible assets totaled $0.2 million. For the year ended December 31, 2020, amortization of intangible assets was nil. The effect of foreign currency translation on the net carrying value of intangible assets during 2021 was not material.

The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter:

2022	364
2023	364
2024	364
2025	364
2026	364
Thereafter	2,329
Total	4,149

8. Other assets

Other assets consist of the following:

	December 31,
	2021	2020
Deferred tax assets	4,086	5,219
Deposits	1,404	1,144
Deferred financing costs	693	975
Other non-current assets	3,407	1,554
Construction deposits - long-term	—	6,572
Total other assets	$9,590	$15,464

9. Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued external research and development expenses	$9,273	$8,878
Accrued payroll and related expenses	8,521	11,881
Accrued milestone payments	2,058	2,252
Accrued professional fees	854	791
Accrued other	2,941	4,225
Strimvelis liability - current portion	671	916
Total accrued expenses and other current liabilities	$24,318	$28,943

10. Restructuring charges

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

Cash restructuring charges

Accrued restructuring and severance costs are included in Accrued expenses and other current liabilities in the consolidated balance sheet. Activity for the fiscal year is summarized as follows:

Year Ended December 31,
2020
Balance at beginning of period	$—
Charged to expense	1,854
Payments made	(1,848)
Balance at end of period	$6

There were no restructuring costs during the year ended December 31, 2021.

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

As of the assessment date, the fair value of the Fremont ROU asset was $11.2 million, and the Company recorded a $2.6 million impairment charge related to the asset. The remaining carrying value of the Fremont ROU asset is being amortized over the remaining lease term on a straight-line basis. In December 2020, the Company executed a sublease for the Fremont manufacturing facility with an unrelated third-party for the remaining lease term (see Note 11). No further impairment was necessary as a result of the sublease. The occurrence of a triggering event for the Fremont ROU asset in future periods could result in additional impairment charges if the estimated fair value of the asset is determined to be lower than the carrying value.

11. Leases

Operating leases

In November 2017 and January 2019, the Company entered into lease agreements for office and laboratory space in Menlo Park, California, United States. The leases terminated in December 2020. The combined annual rental payments, including variable payments, under both leases with the same landlord were nil in 2021 and $1.9 million in 2020. The Company was provided with one month of free rent in connection with the first lease. The lease agreement included annual rent escalation provisions.

In January 2018 and December 2018, the Company entered into lease agreements for office space in London, United Kingdom, both of which terminate in January 2023. The combined annual rental payments, including variable payments, under the lease agreements were $1.8 million in 2021 and $1.7 million in 2020. The Company also rented lab spaces in London in 2021, for which it made $0.2 million in payments in 2021.

In March 2018, the Company entered into a lease agreement for office space in Boston, Massachusetts, United States, which terminates in September 2022. The annual rental payments, including variable payments, were $0.4 million in 2021 and

2020. The lease agreement includes annual rent escalation provisions. The Company has subleased the space in August 2021, and recognized $0.1 million in sublease income in 2021.

In July 2019, the Company entered into a lease agreement for office space in Boston, Massachusetts, United States, which commences for accounting purposes in January 2020. The lease terminates in September 2026. The annual rental payments, including variable payments, were $1.1 million and $0.9 million in 2021 and 2020, respectively. The lease agreement includes annual rent escalation provisions.

As of December 31, 2021, the carrying value of the operating lease right-of-use assets in Boston and London was $4.1 million and the lease liabilities was $4.3 million. As of December 31, 2020, the carrying value of the operating lease right-of-use assets in Boston and London was $5.4 million and the lease liabilities was $5.7 million.

Fremont operating lease and sublease agreements

In December 2018, the Company leased manufacturing, laboratory, and office space in Fremont, California (the “Fremont facility” and the “Head Lease”) which terminates in May 2030. In May 2020, the Company committed to a restructuring plan (see Note 10) whereby we ceased construction and build-out of the Fremont facility. In December 2020, the Company entered into a sublease agreement (the “Sublease”) with an unrelated third-party (the “subtenant”) whereby the Company subleased the entire Fremont facility to the subtenant. The Company accounts for the Head Lease and Sublease as two separate contracts. Both the Head Lease and Sublease were determined to be operating leases.

The Head Lease annual rental payments, including variable payments, were $3.1 million in 2021 and 2020. The Head Lease includes annual rent escalation provisions. The Company was provided with 8 months of free rent. Subject to the terms of the Head Lease agreement, the Company executed a $3.0 million letter of credit upon signing the lease, which may be reduced by 25% subject to reduction requirements specified therein. This amount is classified as restricted cash on the consolidated balance sheets.

As of December 31, 2021, the carrying value of the Fremont Head Lease right-of-use asset was $9.5 million and the lease liability was $13.1 million. The Head Lease provides for up to $5.3 million in tenant improvement allowances to be reimbursed to the Company by the landlord. These tenant improvement allowances have been included in the calculation of the operating lease liability and is currently expected to be received in 2022. The Company continues to assess the expected receipt of the tenant improvement allowances and may remeasure the right-of-use asset and liability from time to time as facts and circumstances may change.

The Sublease commenced in December 2020 and is in force for the remainder of the Head Lease term, through May 2030. The Sublease provides for 12 months of free rent until December 2021. The sublease provides for an initial annual cash base rent of $2.2 million, with annual rent escalation provisions. The subtenant is also responsible for paying all operating expenses associated with the Head Lease. The Sublease also includes pass-through of up to $5.3 million in tenant improvement allowances to the subtenant, subject to the Company being reimbursed for the allowances per the terms of the Head Lease. The Subtenant provided the Company with a $2.6 million security deposit, which may be converted to a letter of credit upon providing evidence of $2.6 million in construction expenditures. The Company accounts for the security deposit within other long-term liabilities.

The Company has $7.9 million in an escrow account associated with construction on the Fremont facility, for which the Company has ceased construction and build-out. Subject to the terms of the Head Lease and reduction provisions, this amount may be returned to the Company upon qualifying construction expenditure, or will be returned in late 2022 (the “Sunset Date”) to the extent construction expenses have not been incurred. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $2.1 million in receipts from the escrow funds for costs incurred to date. The escrow balance is all classified within other current assets on the consolidated balance sheets based on the timing of when the Company expects funds to be returned from the escrow agent. Future receipts from the escrow deposit will be dependent upon the timing of the subtenant construction spend through the Sunset Date.

Embedded operating lease arrangement

The Company is party to a manufacturing agreement for research and development and commercial production with AGC Biologics, S.p.A. (formerly MolMed S.p.A.) (“AGC”) pursuant to which AGC will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Company development and commercial programs.  A manufacturing agreement with AGC was novated to the Company as part of the GSK Agreement (see Note 15).  On July 2, 2020 (the “Effective Date”), the Company entered into a new manufacturing and technology development master agreement with AGC (the “AGC Agreement”) which superseded the novated agreement.

The Company determined that the AGC Agreement contains an embedded lease as it includes provision of manufacturing suites designated for the Company’s exclusive use during the term of the agreement. The AGC Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The agreement may be extended for an additional two years by mutual agreement of the Company and AGC. The AGC Agreement contains payments associated with lease and non-lease components. The contractual annual rental payments associated with the lease that are considered a lease component amount to €2.7 million per contract year. The non-lease components of the agreement consist of minimum manufacturing purchase requirements and dedicated manufacturing and development services (see Note 18).

As of December 31, 2021, the carrying value of the embedded operating lease right-of-use asset was $10.7 million and the lease liability was $9.3 million. As of December 31, 2020, the carrying value of the embedded operating lease right-of-use asset was $13.9 million and the lease liability was $13.1 million. The Company may terminate the AGC Agreement and the use of the exclusive manufacturing suites, with 12-months’ notice, and beginning no earlier than July 2, 2022. AGC may terminate the AGC Agreement with 24-months’ notice. The AGC Agreement provides for an option to reserve one additional exclusive manufacturing suite any time prior to January 1, 2022 for a one-time option fee plus annual rental fee. The AGC Agreement extends until July 2, 2025.

Summary of all lease costs recognized under ASC 842

Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance. The following table contains a summary of the lease-related costs recognized within operating expenses, and other information pertaining to the Company’s operating leases as of December 31, 2021 and 2020:

	2021	2020
Fixed lease cost	$7,701	$7,593
Impairment of right-of-use assets	—	2,781
Variable lease cost	1,696	2,131
Sublease income	(2,746)	(181)
Total lease cost	$6,651	$12,324

Other information
Operating cash flows used for operating leases	7,989	8,447
Weighted-average remaining lease term (years)	6.0	6.6
Weighted-average discount rate	8.7%	8.6%

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

During the year ended December 31, 2021, the Company obtained right of use assets valued at $0.6 million in exchange for lease liabilities of $0.6 million. During the year ended December 31, 2020 the Company obtained $17.5 million in right of use assets in exchange for $17.5 million in lease liabilities.

As of December 31, 2021, future minimum base rent commitments under ASC 842 under the Company’s property leases were as follows:

Due in:	Gross lease payments	Gross sublease receipts	Net lease payments
2022	7,326	(2,334)	4,992
2023	6,773	(2,246)	4,527
2024	6,799	(2,313)	4,486
2025	5,361	(2,382)	2,979
2026	3,720	(2,454)	1,266
Thereafter	11,332	(8,960)	2,372
Total future minimum lease payments	41,311	(20,689)	20,622
Less: imputed interest	(14,698)
Total operating lease payments	$26,613

*Tabular disclosure above for leases denominated in GBP have been translated at a rate of £1.00 to $1.35, and leases denominated in Euro have been translated at a rate of €1.00 to $1.13.

12. Notes Payable

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

As of December 31, 2021, and December 31, 2020, notes payable consist of the following:

	December 31,
	2021	2020
Notes payable, net of issuance costs	$32,669	$24,659
Less: current portion	(786)	(4,861)
Notes payable, net of current portion	31,883	19,798
Accretion related to final payment	203	406
Notes payable, long term	$32,086	$20,204

As of December 31, 2021, the future principal payments due are as follows:

Aggregate Minimum Payments
2022	786
2023	9,429
2024	9,429
2025	9,429
2026	5,082
Thereafter	—
Total	34,155
Less current portion	(786)
Less unamortized portion of final payment	(952)
Less unamortized debt issuance costs	(331)
Notes payable, long term	$32,086

During the years ended December 31, 2021 and 2020, the Company recognized $2.5 million and $2.3 million of interest expense related to the term loan, respectively. The effective annual interest rate as of December 31, 2021 on the outstanding debt under the Term Loan was approximately 8.4%.

13. Shareholders’ Equity and Convertible Preferred Shares

Ordinary shares

As of December 31, 2021, and 2020, each holder of ordinary shares and ADSs is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders.  As of December 31, 2021, and 2020, the Company has not declared any dividends.

As of December 31, 2021, and 2020, the Company had authority to allot ordinary shares up to a maximum nominal value of £13,023,851.50 with a nominal value of £0.10 per share.

Ordinary share issuances

In April 2020, the Company issued 75,413 ordinary shares to Oxford BioMedica pursuant to the terms of our license agreement (see Note 15).

In December 2020, the Company issued 22,758 ordinary shares pursuant to a consulting agreement (see Note 18) with a non-employee advisor.

In February 2021, the Company issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of the Company’s ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (together (i) and (ii) the “Private Placement”). The Private Placement resulted in net proceeds to the Company of $143.6 million after deducting placement agent fees of $6.0 million and other issuance costs of $0.4 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement entered into between the Company and the purchasers named therein on February 4, 2021. All non-voting ordinary shares have been converted to ordinary shares as of December 31, 2021.

In July 2021 the Company issued 1,227,738 ordinary shares to Pharming Group N.V. for total consideration of $7.5 million. The consideration is payment for the fair value of ordinary shares with a fair value of $4.1 million plus a $3.4 million premium on the fair value of the Company’s ordinary shares, which was allocated to the license and collaboration agreement (see Note 16).

In December 2021, the Company issued 22,758 ordinary shares pursuant to a consulting agreement (see Note 18) with a non-employee advisor

14. Share-based Compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The number of shares of common stock that may be issued under the 2018 Plan is subject to increase by the number of shares forfeited under any options forfeited and not exercised under the 2018 Plan or 2016 Plan. The board of directors has determined not to make any further awards under the 2016 plan. As of December 31, 2021, 6,934,474 shares remained available for grant under the 2018 Plan, 721,500 remained available under the Inducement Plan, and 1,197,399 shares remained available for grant under the ESPP.

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

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.5 - 1.3%	0.3 - 1.7%
Expected term (in years)	5.3 - 6.1	5.5 - 6.1
Expected volatility	74.2 - 78.7%	70.7 - 75.2%
Expected dividend rate	0.00%	0.00%

The following table summarizes option activity under the plans for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	13,895,643	$7.96	7.16	$91,133
Granted	8,489,856	4.75
Exercised	(1,727,254)	1.59
Forfeited	(3,357,505)	10.30
Outstanding and expected to vest at December 31, 2021	17,300,740	$6.57	7.83	$2,842
Exercisable, as of December 31, 2021	7,880,668	$6.90	6.59	$2,685

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ordinary shares for those options that had exercise prices lower than the fair value of the Company’s ordinary shares. During the years ended December 31, 2021 and 2020, the total intrinsic value of share options exercised was $7.4 million and $5.0 million, respectively. During the years ended December 31, 2021 and 2020, the total proceeds to the Company from share options exercised was $2.7 million and $3.9 million, respectively. As of December 31, 2021, and 2020, there was $nil and $0.2 million in employee equity plan proceeds received after year-end, respectively.

The weighted average grant date fair value of the options granted during the years ended December 31, 2021 and 2020 was $3.10 per share and $7.22 per share, respectively.

Restricted Share Units

Performance-based share units

The Company has issued performance-based restricted share units (“RSUs”) to certain executives and members of its senior management, with vesting linked to the achievement of three specific regulatory and research and development milestones and one market condition based upon the volume weighted-average price (“VWAP”) of the Company’s ADSs for a certain period. Upon achievement of any of the aforementioned milestones, one third of the RSUs will vest, and the award will become fully vested upon achievement of three of the four performance conditions.  89,667 performance-based share units vested during the years ended December 31, 2021. At December 31, 2021, the remaining 179,333 performance-based share units outstanding under the scheme were cancelled.

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

CEO Award

The Company granted 195,000 performance-based RSUs with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D., in April 2020.  The award vests on January 2, 2024 as to 1/3 of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to achievement of specific clinical and regulatory milestones. No performance-based share unit performance conditions associated with the CEO award were deemed probable and none vested during the year ended December 31, 2021.

Time-based restricted share units

Time-based restricted share units vest in equal annual installments over a three-year period.

The following table summarizes restricted share unit award activity for the year-end December 31, 2021:

	Performance-based RSUs	Time-based RSUs	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2020	464,000	180,000	$8.75
Granted	—	47,500	4.94
Vested	(89,667)	(41,667)	9.94
Forfeited	(179,333)	(62,500)	10.32
Unvested at December 31, 2021	195,000	123,333	$6.41

Share-based compensation

Share-based compensation expense related to share options, restricted share unit awards, and the employee stock purchase plan was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020
Research and development	$9,214	$11,679
Selling, general and administrative	13,322	16,283
Total	$22,536	$27,962

The Company had 9,420,072 unvested options outstanding as of December 31, 2021. As of December 31, 2021, total unrecognized compensation cost related to unvested stock option grants and time-based RSUs was approximately $37.1 million. This amount is expected to be recognized over a weighted average period of approximately 2.77 years. As of December 31, 2021, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $1.4 million, the timing of recognition will be dependent upon achievement of milestones.

15. License and Research Arrangements

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

The Company is required to use commercially reasonable efforts to obtain a Priority Review Voucher (“PRV”) from the United States Food and Drug Administration for each of the programs for MLD, WAS and TDT, the first of which GSK retained beneficial ownership over. GSK also has an option to acquire, at a price pursuant to an agreed upon formula, any PRV granted to the Company thereafter for MLD, WAS and TDT. If GSK does not exercise this option to purchase any PRV, the Company may sell the PRV to a third party and must share any proceeds in excess of a specified sale price equally with GSK. For accounting purposes, as of December 31, 2021, the Company does not consider the attainment of a PRV from the United States Food and Drug Administration to be probable.

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

The Company will pay GSK non-refundable royalties and milestone payments in relation to the gene therapy programs. The Company will pay a flat mid-single digit percentage royalty on the combined annual net sales of ADA-SCID products, which includes Strimvelis. The Company will also pay tiered royalty rates at a percentage beginning in the mid-teens up to twenty percent for the MLD and WAS products, upon marketing approval, calculated as percentages of aggregate cumulative net sales of the MLD and WAS products, respectively. The Company will pay a tiered royalty at a percentage from the high single-digits to low double-digit for the TDT product, upon marketing approval, calculated as percentages of aggregate annual net sales of the TDT product. These royalties owed to GSK are in addition to any royalties owed to other third parties under various license agreements for the GSK programs. In aggregate, the Company may pay up to £90.0 million in milestone payments upon achievement of certain sales milestones applicable to GSK. The Company’s royalty obligations with respect to MLD and WAS may be deferred for a certain period in the interest of prioritizing available capital to develop each product. The Company’s royalty obligations are subject to reduction on a product-by-product basis in the event of market control by biosimilars and will expire in April 2048. Other than Strimvelis, these royalty and milestone payments were not determined to be probable and estimable at the date of the acquisition and are not included as part of consideration.

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

In connection with the Company’s entering into the GSK Agreement, GSK assigned rights and obligations to certain contracts, which include among others, the original license agreement with Telethon-OSR and an ongoing manufacturing agreement (see Note 18).

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

As consideration for the licenses, the Company will be required to make payments to Telethon-OSR upon achievement of certain product development milestones. Additionally, the Company will be required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on annual sales of licensed products covered by patent rights on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third-party sublicenses of the collaboration programs. These royalties are in addition to those payable to GSK under the GSK Agreement. The Company may pay up to an aggregate of approximately €31.0 million ($35.0 million at December 31, 2021) in milestone payments upon achievement of certain product development milestones for the program.

In May 2019, the Company entered into a license agreement with Telethon-OSR, under which Telethon-OSR granted to the Company an exclusive worldwide license for the research, development, manufacture and commercialization of Telethon-OSR’s ex vivo autologous HSC lentiviral based gene therapy for the treatment of mucopolysaccharidosis type I (“MPS-I”), including the Hurler variant. To date, Telethon-OSR received €17.0 million in upfront and milestone payments from the Company upon entering into the agreement and shortly thereafter, resulting in $19.4 million in in-process research and development expense. The Company is also required to make milestone payments contingent upon certain development, regulatory and commercial milestones are achieved and may pay up to €28.0 million ($31.7 million at December 31, 2021). Additionally, the Company will be required to pay Telethon a tiered mid-single to low-double digit royalty percentage on annual net sales of licensed products.

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

Under the UCLB/UCLA License Agreement, the Company is also obligated to pay an annual administration fee of $0.1 million on the first, second and third anniversary of the agreement date. Additionally, the Company may become obligated to make payments to the parties of up to an aggregate of £19.9 million ($26.8 million at December 31, 2021) upon the achievement of specified regulatory milestones as well as royalties ranging from low to mid-single-digit percentage on net sales of the applicable gene therapy product.

The Company recorded nil and $0.1 million of research and development costs in respect of the UCLB/UCLA license agreement associated with the annual administrative fee for the years ended December 31, 2021 and 2020.

In June 2021, the Company terminated the license to its OTL-101 program for ADA-SCID, which was granted pursuant to the UCLB/UCLA license agreement. Except for the termination of such license, the UCLB/UCLA license agreement continues in full force and effect.

Unless terminated earlier by either party, the UCLB/UCLA license agreement will expire on the 25th anniversary of the agreement.

Oxford BioMedica license, development and supply agreement

In November 2016, and as amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and will provide process development services, and manufacture clinical and commercial GMP-grade lentiviral vectors to the Company (“Oxford BioMedica Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued 75,413 ordinary shares to Oxford BioMedica with a total value of $0.8 million, which was expensed to research and development expense. No milestones were met during the year ended December 31, 2021.

The Company may also pay low single-digit percentage royalties on annual net sales of collaborated product generated under the Oxford BioMedica Agreement.

16. Collaboration agreement with Pharming Group N.V.

Overview

On July 1, 2021, the Company entered into a strategic collaboration with Pharming Group N.V. (“Pharming”) to research, develop, manufacture, and commercialize OTL-105, an investigational ex vivo autologous HSC gene therapy for the treatment of hereditary angioedema (HAE), a life-threatening rare disorder that causes recurring swelling attacks in the face, throat, extremities and abdomen (the “Collaboration Agreement”).

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

The Company received an upfront payment of $10.0 million in cash from Pharming. The Company is also eligible to receive up to $189.5 million in development, regulatory and sales milestones as well as mid-single to low double-digit percentage royalty payments on future worldwide sales.

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

Accounting Analysis

At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 1,227,738 of the Company’s ordinary shares as part of the SPA, and the license and collaboration agreement, which conveys the license and provides for the Company to provide research, development, manufacturing services for OTL-105. The Pharming Agreements were entered into concurrently as part of a single commercial objective, and the Company considers them a single arrangement for accounting purposes. The total upfront payments of $17.5 million are comprised of $4.1 million attributed to the equity sold to Pharming and $13.4 million attributed to the Collaboration Agreement. In determining the fair value of the common stock issued to Pharming as part of the SPA, the Company used an option pricing valuation model to take into consideration certain holding period restrictions on the shares. The fair value of the Company’s common shares was considered a level 2 fair value measurement within the fair value hierarchy. The most significant assumptions within the model are the Company’s stock price, the term of the restrictions and the stock price volatility, which is based upon historical volatility of the Company’s stock. Based on the fair value adjustments made by management, the fair value of the shares issued was determined to be $4.1 million with the excess proceeds of $3.4 million being allocation to the Collaboration Agreement.

The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer (“ASC 606”). The Company has concluded that the conveyance of the license for the HAE program and the provision of research, development, and manufacturing services for the HAE program represent a series of distinct services that are accounted for as a single performance obligation within the Collaboration Agreement. The Company determined that the transaction price includes: the non-refundable up-front payment of $10.0 million, the $3.4 million in premium associated with the SPA, and the variable consideration for estimated reimbursement payments at agreed upon contractual rates to be received from Pharming for the Company’s on-going research, development, and manufacturing services. The potential future variable consideration is associated with the reimbursement for research, development, and manufacturing services provided by the Company to Pharming at agreed upon contractual rates which is the only remaining unsatisfied performance obligation. The milestone payments included in the Collaboration Agreement are fully constrained, as a result of the uncertainty regarding whether any of the associated milestones will be achieved and therefore, the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The total estimated cost of the research and development services reflect the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services. The Company re-evaluates the transaction price as of the end of each reporting period.

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

The following table summarizes research and development costs incurred and collaboration revenue recognized in connection with the Company’s performance under the Collaboration Agreement:

	Year Ended December 31,
	2021	2020
Reimbursement revenue	$843	$—
Upfront and milestone payment revenue	132	—
Total	$975	$—

The Company had $0.8 million and nil due from Pharming included in accounts receivable as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the Company had contract liabilities of $12.9 million, which is classified as either current or long-term deferred revenue in the consolidated balance sheets based on the period over which this is expected to be recognized. The deferred revenue balance represents the portion of the upfront payments received related to the performance obligation that remains partially unsatisfied as of December 31, 2021.

17. Income Taxes

The components of net loss before income taxes for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
U.K.	$(147,337)	$(155,614)
Non-U.K.	3,581	2,904
Net loss before income taxes	$(143,756)	$(152,710)

The provision for (benefit from) income taxes for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Current (benefit) provision
Federal—United States	$(1,025)	$1,107
State—United States	334	189
Other foreign	388	230
United Kingdom	—	—
Total current (benefit) provision	(303)	1,526
Deferred provision (benefit)
Federal—United States	1,099	(1,774)
State—United States	(312)	(103)
United Kingdom	—	—
Other foreign	344	(380)
Total deferred provision (benefit)	1,131	(2,257)
Total provision (benefit) for income taxes	$828	$(731)

The following table presents a reconciliation of income tax expense (benefit) computed at the UK statutory income tax rate to the effective income tax rate as reflected in the consolidated financial statements:

	December 31,
	2021	2020
Income taxes at United Kingdom statutory rate	$(27,313)	$(29,015)
Change in valuation allowance	59,691	29,302
Reduction in research expense for credits granted	6,674	8,435
Change in tax rates	(38,785)	(8,105)
Tax credits	(2,232)	(1,369)
U.S. Deduction for foreign derived intangible income	(196)	(1,254)
Permanent differences, including share-based compensation deduction shortfalls	2,863	1,265
U.S. state income taxes	17	68
Foreign rate differential	109	(58)
Total provision (benefit) for income taxes	$828	$(731)

The Company’s income tax expense for the year ended December 31, 2021, compared to the year ended December 31, 2020, increased primarily related to shortfalls related to share-based compensation that is not deductible for tax purposes and a reduction of the U.S. deduction for foreign derived intangible income (“FDII”), offset by an increase in the benefit from U.S. federal research and development tax credits.

During 2021, the U.K. Government announced that from April 1, 2023, the corporation tax rate would increase to 25%. This new law was enacted on June 10, 2021. The overall effect of the change was an increase in net deferred tax assets by $38.8 million and an increase in valuation allowance by an equal amount.

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the principal components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$126,563	$75,502
Amortization	25,206	22,599
Research and development credits	2,449	1,564
Share-based compensation	9,353	7,400
Accruals	798	1,001
Lease liability	6,444	6,805
Property and equipment	1,022	523
Other	—	3
Total deferred tax assets	171,835	115,397
Valuation allowance	(161,573)	(103,890)
Fixed assets and right-of-use asset	(6,176)	(6,288)
Other non-current assets (net deferred tax assets and liabilities)	$4,086	$5,219

  For the years ended December 31, 2021 and 2020, the Company had cumulative tax-effected UK net operating loss carryforwards of approximately $126.6 million and $75.1 million, respectively. UK losses not surrendered may be carried forward indefinitely, subject to numerous utilization criteria and restrictions and are fully offset by a valuation allowance.  For the years ended December 31, 2021 and 2020, the Company also had U.S. federal orphan drug tax credits of $0.6 million and $0, respectively, and U.S. state research and development tax credits of $2.4 million and $2.0 million.  The U.S. federal orphan drug tax credits expire in 2041, while the U.S. state research and development credits may be carried forward indefinitely and are offset by a valuation allowance.

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

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of our deferred tax assets. Management has considered the Company’s history of cumulative net losses in the UK, along with estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of its UK deferred tax assets and U.S. state research and development tax credits. Accordingly, the Company has maintained a full valuation allowance against these net deferred tax assets as of December 31, 2021 and 2020, respectively.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increase in UK net operating loss carryforwards as follows:

	December 31,
	2021	2020
Valuation allowance as of beginning of year	$(103,890)	$(70,153)
Increases recorded to income tax provision	(59,691)	(29,302)
Effect of foreign currency translation	2,008	(4,435)
Valuation allowance as of end of year	$(161,573)	$(103,890)

The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2021 and 2020.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company and its subsidiaries file income tax returns in the UK, the U.S., and various foreign jurisdictions. Generally, the tax years 2017 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period.

18. Commitments and Contingencies

Lease commitments

The Company leases office and laboratory space and has an embedded lease at AGC. Refer to Note 11, Leases, for further information on the terms of the lease agreements.

Manufacturing and technology development master agreement with AGC

On July 2, 2020, the Company entered into the AGC Agreement, pursuant to which AGC will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Company development and commercial programs. Under the terms of the AGC Agreement, the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the annual commitments associated with the contract, as of December 31, 2021:

Due in:	Product manufacturing commitments (1)	Dedicated manufacturing and development resources (2)	Exclusive transduction suites (3)	Total AGC Commitment
2022	2,627	8,379	2,626	$13,632
2023	3,051	7,831	3,079	13,961
2024	3,051	7,831	3,079	13,961
2025	1,525	3,915	1,539	6,979
2026	—	—	—	—
Thereafter	—	—	—	—
Total manufacturing commitments	$10,254	$27,956	$10,323	$48,533

*Tabular disclosure above has been translated to U.S. Dollar, from Euro, using an exchange rate of €1.00 to $1.13.

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

(3) Refer to Note 11 for further information on the embedded operating lease agreement

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

Other funding commitments

The Company has entered into several license agreements (see Note 15). In connection with these agreements the Company is required to make milestone payments and annual license maintenance payments or royalties on future sales of specified products.

Consulting Agreement

In December 2019, the Company entered into a consulting agreement with non-employee advisor whereby the Company is obligated to make cash payments of $0.1 million per year and to issue up to 91,034 ordinary shares, which vest annually over a four-year period, and 92,035 ordinary shares upon attainment of certain clinical development and regulatory milestones. In December 2021 and 2020, the Company issued 22,758 ordinary shares associated with the service condition.

During the years ended December 31, 2021 and 2020, the Company recorded $0.3 million and $0.3 million in research and development expense associated with the share-based awards with service conditions. During the years ended December 31, 2021 and 2020, no expense was recorded associated with the performance-based conditions.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

19. Benefit Plans

The Company makes contributions to private defined contribution pension plans on behalf of its employees. The Company matches its employee contributions up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $1.7 million and $1.6 million, in matching contributions for the years ended December 31, 2021 and 2020, respectively.

20. Related-party Transactions

GSK

In April 2018, the Company completed the GSK Agreement with subsidiaries of GSK (See Note 14). As consideration under the agreement the Company paid an upfront fee of $14.2 million, purchased inventory of $6.9 million, paid $0.8 million in transaction costs, and issued 12,455,252 convertible preferred shares valued at $93.4 million. Additionally, as part of the GSK Agreement, the Company obtained, and is responsible for maintaining the commercial availability of Strimvelis. The Company recorded a loss provision of $18.4 million associated with the agreement, as the costs to maintain Strimvelis are expected to significantly exceed revenues. The issuance of the convertible preferred shares made GSK a principal shareholder in the Company. As of June 16, 2021, GSK no longer had a right to nominate and appoint a designee to the Company’s board of directors, and GSK is no longer considered a related party.

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

21. Subsequent events

On March 30, 2022, the Company announced a proposed reduction of its workforce of approximately 30%, subject to a consultation process with certain employees in the United Kingdom. The Company estimates that it will incur aggregate charges of approximately $2.5 million in the first and second quarters of 2022 as a result of the restructuring, consisting of one-time cash expenditures for severance and employee termination-related costs. The Company also announced that it would discontinue its investment in and seek alternatives for OTL-102 for treatment of X-CGD, OTL-103 for treatment of WAS and Strimvelis.