Form 10-Q
period 2022-03-31
Orchard Therapeutics plc
filed 2022-05-12
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

 As of May 9, 2022, the registrant had 125,905,065 ordinary shares, nominal value £0.10 per share, outstanding.

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
•

If we are unable to establish effective sales and marketing capabilities or enter into agreements with third parties to market, sell and gain reimbursement for Libmeldy and any product candidates that may be approved, our product revenues may be adversely affected and our business may suffer.

•

If the size and value of the market opportunities for our commercial products or product candidates are smaller than our estimates, or if we have difficulty in finding patients that meet eligibility requirements for Libmeldy or any of our product candidates, if approved, our product revenues may be adversely affected and our business may suffer.

•

We face significant competition in our industry and there can be no assurance that Libmeldy or our product candidates, if approved, will achieve acceptance in the market over existing established therapies. In addition, our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize any of our products or product candidates.

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

•

We have entered into collaborations with third parties to develop or commercialize product candidates and we may enter into additional collaborations in the future. If these collaborations are not successful, our business could be adversely affected.

•	The market price of our ADSs may be highly volatile and may fluctuate due to factors beyond our control.
•

We are not currently in compliance with the minimum bid price rule of the Nasdaq Global Select Market, and a delisting could limit the liquidity of our ADSs, increase their volatility and hinder our ability to raise capital.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” in Part II, Item 1.A. and the other information set forth in this Quarterly Report on Form 10-Q, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or 10-Q, contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
•	the timing, scope or likelihood of regulatory submissions, filings and approvals;
•	our ability to develop and advance product candidates into, and successfully complete, clinical trials;
•	our expectations regarding the market opportunity for and size of the patient populations for Libmeldy (OTL-200) and our product candidates, if approved, for commercial use;
•	the implementation of our business model and our strategic plans for our business;
•

our plans and ability to build out our commercial infrastructure, including our ability to successfully identify patients and market and sell Libmeldy in Europe and any of our product candidates for which we receive marketing approval;

•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of Libmeldy and any of our product candidates, if approved, including reimbursement for patients treated in a country where they are not resident;
•	the adequacy, scalability and commercial viability of our manufacturing capacity, methods and processes, including those of our manufacturing partners, and plans for future development;
•	the rate and degree of market acceptance and clinical utility of our commercial products and product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships;
•	our ability to obtain additional funding for our operations;
•	the impact of the COVID-19 global pandemic on our business operations, including clinical trials, regulatory strategy, and the operations of our third-party manufacturers, suppliers and partners;
•	the scope of protection we and our licensors are able to establish and maintain for intellectual property rights covering our commercial products and product candidates;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the impact of laws and regulations;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to contract with third party suppliers, clinical sites and manufacturers and their ability to perform adequately;
•

our projected financial condition, including the sufficiency of our cash, cash equivalents and investments to fund operations in future periods and future liquidity, working capital and capital requirements;

•	our ability to comply with the listing requirements of The Nasdaq Stock Market; and
•	other risks and uncertainties, including those listed under the caption “Item 1A. Risk Factors” in this 10-Q.

You should refer to the section titled “Item 1A. Risk Factors” in this 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot be assured that the forward-looking statements in this 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this 10-Q and the documents that we reference in this 10-Q and have filed as exhibits to this 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$60,775	$55,912
Marketable securities	138,241	164,195
Accounts receivable	4,105	1,480
Prepaid expenses and other current assets	20,923	23,011
Research and development tax credit receivable	13,394	30,723
Total current assets	237,438	275,321
Non-current assets:
Operating lease right-of-use-assets	27,368	24,316
Property and equipment, net	4,454	4,767
Restricted cash	4,266	4,266
Intangible assets, net	3,993	4,149
Research and development tax credit receivable	3,255	—
Other assets	10,731	9,590
Total non-current assets	54,067	47,088
Total assets	$291,505	$322,409
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,854	$10,008
Accrued expenses and other current liabilities	25,983	24,318
Deferred revenue, current	889	346
Operating lease liabilities	7,042	7,335
Notes payable, current	3,143	786
Total current liabilities	46,911	42,793
Notes payable, long-term	29,813	32,086
Deferred revenue, net of current portion	11,554	12,519
Operating lease liabilities, net of current portion	20,798	19,278
Other long-term liabilities	6,783	5,783
Total liabilities	115,859	112,459
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Ordinary shares, £0.10 par value, authority to allot up to a maximum nominal value of £13,023,851.50 of shares at March 31, 2022 and December 31, 2021, respectively; 125,904,945 and 125,674,095 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	16,283	16,253
Additional paid-in capital	945,302	940,675
Accumulated other comprehensive income	8,581	3,246
Accumulated deficit	(794,520)	(750,224)
Total shareholders’ equity	175,646	209,950
Total liabilities and shareholders’ equity	$291,505	$322,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Product revenue, net	$5,059	$—
Collaboration revenue	465	—
Total revenues	5,524	—
Costs and operating expenses:
Cost of product revenues	1,571	—
Research and development	28,234	21,035
Selling, general and administrative	13,299	14,051
Total costs and operating expenses	43,104	35,086
Loss from operations	(37,580)	(35,086)
Other income (expense):
Interest income	69	171
Interest expense	(675)	(538)
Other income (expense), net	(6,052)	1,358
Total other income (expense), net	(6,658)	991
Net loss before income tax	(44,238)	(34,095)
Income tax expense	(58)	(1,087)
Net loss attributable to ordinary shareholders	(44,296)	(35,182)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.35)	$(0.31)
Weighted average ordinary shares outstanding, basic and diluted	127,694,785	114,829,272
Other comprehensive (loss) income:
Foreign currency translation adjustment	5,595	(64)
Unrealized loss (gain) on marketable securities	(260)	(113)
Total other comprehensive (loss) income:	5,335	(177)
Total comprehensive loss	$(38,961)	$(35,359)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss attributable to ordinary shareholders	$(44,296)	$(35,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	709	495
Share-based compensation	4,660	6,268
Non-cash interest expense	94	101
Amortization of provision on loss contract	(274)	(446)
Amortization of premium on marketable securities	187	343
Deferred income taxes	787	781
Unrealized foreign currency and other non-cash adjustments	5,984	1,743
Changes in operating assets and liabilities:
Accounts receivable	(2,719)	887
Research and development tax credit receivable	13,483	(3,554)
Prepaid expenses, other current assets and other assets	(62)	1,399
Operating leases, right-of-use assets	1,455	1,252
Accounts payable, accrued expenses and other current liabilities	3,815	(8,905)
Deferred revenue	(65)	—
Operating lease liabilities	(3,357)	(4,424)
Net cash used in operating activities	(19,599)	(39,242)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	55,186	47,200
Purchases of marketable securities	(29,681)	(130,387)
Purchases of property and equipment	(398)	(339)
Net cash provided by (used in) investing activities	25,107	(83,526)
Cash flows from financing activities:
Proceeds from employee equity plans, net of taxes withheld	—	2,526
Proceeds from the issuance of ordinary shares in private placement	—	150,000
Payment of placement agent fees and offering costs	—	(6,092)
Net cash provided by financing activities	—	146,434
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(645)	82
Net increase in cash, cash equivalents and restricted cash	4,863	23,748
Cash, cash equivalents, and restricted cash, beginning of period	60,178	59,401
Cash, cash equivalents, and restricted cash, end of period	$65,041	$83,149
Supplemental disclosure of non-cash activities
Property and equipment and intangible assets included in accounts payable and accrued expenses	$1,102	$4,834
Offering costs included in accounts payable and accrued expenses	—	198
Supplemental disclosure of cash flow information:
Lease assets obtained in exchange for new operating lease liabilities, net	4,912	—
Cash paid for interest	581	482

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Ordinary Shares		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434
Share-based compensation expense	—	—	6,268	—	—	6,268
Exercise of share options	1,319,493	172	2,650	—	—	2,822
Vesting of restricted stock units, net of shares withheld for taxes	45,746	6	(302)	—	—	(296)
Sale of ordinary shares and non-voting ordinary shares, net of issuance costs of $6,290	24,115,755	3,310	140,401	—	—	143,711
Foreign currency translation	—	—	—	(64)	—	(64)
Unrealized loss on available for sale debt securities	—	—	—	(113)	—	(113)
Net loss attributable to ordinary shareholders	—	—	—	—	(35,182)	(35,182)
Balance at March 31, 2021	123,764,597	$15,995	$920,211	$196	$(640,822)	$295,580

Balance at December 31, 2021	125,674,095	$16,253	$940,675	$3,246	$(750,224)	$209,950
Share-based compensation expense	—	—	4,660	—	—	4,660
Exercise of share options	222,381	28	(29)	—	—	(1)
Vesting of restricted stock units, net of shares withheld for taxes	3,217	1	(4)	—	—	(3)
Ordinary shares issued as part of a consulting agreement	5,252	1	—	—	—	1
Foreign currency translation	—	—	—	5,595	—	5,595
Unrealized loss on available for sale debt securities	—	—	—	(260)	—	(260)
Net loss attributable to ordinary shareholders	—	—	—	—	(44,296)	(44,296)
Balance at March 31, 2022	125,904,945	$16,283	$945,302	$8,581	$(794,520)	$175,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business

Orchard Therapeutics plc (the “Company”) is a global gene therapy company dedicated to transforming the lives of people affected by severe diseases through the development of innovative, potentially curative gene therapies. The Company’s ex vivo autologous hematopoietic stem cell (“HSC”) gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. The Company has a portfolio that includes a commercial-stage product and research and development-stage product candidates.

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

Through March 31, 2022, the Company funded its operations primarily with proceeds from the sale of equity securities, including ADSs in the Company’s initial public offering (“IPO”) and follow-on offering, ordinary shares in the private placement, and convertible preferred shares. The Company has also financed its operations through proceeds from the Company’s senior term facilities agreement with MidCap Financial (Ireland) Limited, research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from the Company’s collaboration agreement and share purchase agreement with Pharming Group N.V., and proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. The Company has incurred recurring losses since its inception. As of March 31, 2022, the Company had an accumulated deficit of $794.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of March 31, 2022 of $199.0 million will be sufficient to fund its operations and capital expenditure requirements for at least the next twelve months.

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

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022 (the “Annual Report”). The condensed consolidated balance sheet as of December 31, 2021 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP.

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

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $6.1 million and gains of $1.4 million for the three months ended March 31, 2022 and 2021, respectively, which is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made and is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the statement of operations; remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations.

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

Each reporting period, management evaluates which tax relief programs the Company is expected to be eligible for and records a reduction to research and development expense for the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), management of the Company expects a proportion of expenditures being undertaken in relation to its pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the year ended December 31, 2022. The Company expects when if files it claim for the years ended December 31, 2021 and 2022, it will qualify under the SME regime.

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

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense in the condensed consolidated statement of operations and comprehensive loss. The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the periods. (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$30,723	$17,344
Recognition of credit claims as offset to research and development expense	3,337	3,554
Receipt of credit claims	(16,474)	—
Foreign currency translation	(937)	147
Balance at end of period	$16,649	$21,045

As of March 31, 2022, the Company’s tax incentive receivable from the UK government was $16.7 million, of which $13.4 million was classified as current.  As of December 31, 2021, the Company’s tax incentive receivable from the UK government was $30.7 million, all of which was classified as current.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheet. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account, as of March 31, 2022 and December 31, 2021. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at March 31, 2022 and December 31, 2021.

The Company includes the restricted cash balance in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (amounts in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$60,775	$55,912
Restricted cash	4,266	4,266
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$65,041	$60,178

The Company has $7.9 million in an escrow account associated with construction on the Fremont facility, for which the Company has ceased construction and build-out and subleased to a third-party. Subject to the terms of the lease and reduction provisions, this amount will be returned to the Company upon qualifying construction expenditure or will be returned in late 2022 to the extent construction expenses have not been incurred. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $2.1 million in receipts from the escrow funds for costs incurred to date. Of the $7.9 million remaining in the escrow account, the entire balance is classified within prepaid expenses condensed consolidated balance sheet based on the timing of when the Company expects funds to be returned from the escrow agent.

Accounts receivable

Accounts receivable arise from product revenues and amounts due from the Company's collaboration partners and have standard payment terms that generally require payment within 30 to 90 days. The amount from product revenues represents amounts due from distributors in Europe, which are recorded net of reserves for trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the three months ended March 31, 2022, the Company did not record any expected credit losses related to outstanding accounts receivable.

Product revenues, net

Libmeldy

In January 2022, the Company began generating product revenue from sales of Libmeldy in Europe following the approval of Libmeldy by the European Commission in December 2020 for the treatment of early onset metachromatic leukodystrophy (“MLD”), characterized by biallelic mutations in the arylsulfatase-A (ARSA) gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

The Company recognizes revenue when control of promised goods is transferred to a customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Control of the product transfers upon infusion of the product. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods the Company transfers to the customer is determined to be probable.

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of March 31, 2022, the Company has not capitalized any costs to obtain any of contracts.

The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is at a point in time once the patient has been infused. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: government rebates, including performance-based rebates, trade discounts and allowances, and other incentives, which are described below.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as a liability. The Company's estimates of reserves established for variable consideration are calculated based upon an application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and current expectations around final pricing. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following is a summary of the types of variable consideration the Company records:

Government rebates: The Company is subject to statutory government rebates on sales in certain European countries as well as estimated rebates in certain European countries because final pricing has not yet been negotiated. The Company records reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on the Company’s condensed consolidated balance sheet. The Company is also subject to potential rebates in connection with performance criteria agreed upon with certain payors. The estimate for rebates is based on statutory discount rates, industry pricing data, current expectations around final pricing to be obtained, and historical experience of the performance of the Company’s products during clinical trials The Company classifies rebates within accrued expenses in the accompanying condensed consolidated balance sheets.

Trade discounts and allowances: The Company may offer customers discounts, such as prompt pay discounts to remit payment in accordance with the stated terms of the invoice and fees for distribution services. These discounts are explicitly stated in the contracts and recorded in the period the related product revenue is recognized. The Company estimates which customers will earn these discounts and fees and deducts these discounts and fees in full from gross product revenues and accounts receivable at the time the Company recognizes the related revenues. The Company classifies trade discounts and allowances as a reduction of accounts receivable within the accompanying condensed consolidated balance sheets.

Product returns: Based on the timing of revenue recognition upon treatment with the patient, the Company does not expect any returns of the Company’s products.

Other incentives: While the Company does not currently have any other incentives that have been recorded to date, the Company may enter into future arrangements that have other incentives that will be recorded as a reduction of revenue.

Strimvelis

The Company’s product sales of Strimvelis are currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. The hospital will purchase and pay for the products and submit a claim to the payer. The Company’s contracted sales with the hospital contains a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied its performance obligation, which is upon transferring control of the products to the hospital. The Company evaluated the variable consideration under ASC 606 and there is currently no variable consideration included in the transaction price for the products. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates there is limited risk of product return, including the risk of product expiration.

Disaggregated Product Revenue Disclosures

During the quarter ended March 31, 2022, the Company recognized $5.1 million of product revenues related to Libmeldy, all related to sales in Europe, which is net of $1.4 million of product revenue reserves primarily related to governmental rebates, that have been recognized in accrued expenses in the accompanying condensed consolidated balance sheet. There were no Strimvelis sales during the three months ended March 31, 2022 or 2021.

Strimvelis loss provision

As part of its transaction with Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development LTD (together, “GSK”), the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (see Note 12). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with Strimvelis and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a reduction in research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for updates to estimates of potential future losses.

The following table below outlines the changes to the Strimvelis loss provision for the periods ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$3,419	$4,482
Amortization of loss provision	(276)	(446)
Foreign currency translation	(86)	40
Balance at end of period	$3,057	$4,076

Of the balance as of March 31, 2022 noted in the table above, $0.9 million is classified as current, and $2.1 million is classified as non-current.

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

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Share options	13,113,339	12,935,554
Unvested performance-based restricted share units	500,989	717,167
	13,614,328	13,652,721

Recently adopted accounting pronouncements

In November 2021, the FASB issued ASU No. 2020-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires increased transparency in the disclosures about government assistant in the notes to the financial statements. This ASU is effective for the Company beginning January 1, 2022, and interim periods within that year, with early adoption permitted. The Company adopted and applied the amendments of this ASU to its disclosures. The application of this ASU did not have a material impact on its financial position, results of operations or cash flows.

3. Fair value measurements and marketable securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2022 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three months ended March 31, 2022, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of March 31, 2022 (amounts in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$19,426	$—	$—	$19,426
Commercial paper	—	13,198	—	13,198
Total cash equivalents	$19,426	$13,198	$—	$32,624
Marketable securities
Corporate bonds	$—	$62,056	$—	$62,056
Commercial paper	—	76,185	—	$76,185
Total marketable securities	$—	$138,241	$—	$138,241
Total	$19,426	$151,439	$—	$170,865

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2021 (amounts in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,085	$—	$—	$21,085
Corporate bonds	—	7,321	—	7,321
Commercial paper	—	13,198	—	13,198
Total cash equivalents	$21,085	$20,519	$—	$41,604
Marketable securities
Corporate bonds	$—	$94,794	$—	94,794
Commercial paper		69,401	—	69,401
Total marketable securities	$—	$164,195	$—	$164,195
Total	$21,085	$184,714	$—	$205,799

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

Marketable securities

The following table summarizes the Company’s marketable securities as of March 31, 2022 (amounts in thousands):

	At March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$62,278	$—	$(222)	$—	$62,056
Commercial paper	89,588	—	(205)	—	89,383
Total	$151,866	$—	$(427)	$—	$151,439

The following table summarizes the Company’s marketable securities as of December 31, 2021 (amounts in thousands):

	At December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$102,224	$—	$(109)	$—	102,115
Commercial paper	82,657	—	(58)	—	82,599
Total	$184,881	$—	$(167)	$—	$184,714

The following table summarizes the Company’s available-for-sale debt securities by contractual maturity, as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	At March 31, 2022	At December 31, 2021
Maturities in one year or less	$147,193	$172,575
Maturities between one year and three years	4,246	12,139
Total	$151,439	$184,714

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (amounts in thousands):

	March 31,	December 31,
	2022	2021
Prepaid external research and development expenses	$2,732	$2,438
Inventories	1,799	2,016
Other prepayments	4,976	6,128
VAT receivable	738	1,169
Construction deposit - current	7,909	7,909
Non-trade receivables	2,769	3,351
Total prepaid expenses and other current assets	$20,923	$23,011

5. Property and equipment, net

Property and equipment, net consisted of the following (amounts in thousands):

	March 31,	December 31,
	2022	2021
Property and equipment:
Lab equipment	$5,978	$5,937
Leasehold improvements	2,403	2,450
Furniture and fixtures	301	303
Office and computer equipment	1,999	2,023
Construction-in-process	394	211
Property and equipment	$11,075	$10,924
Less: accumulated depreciation	(6,621)	(6,157)
Property and equipment, net	$4,454	$4,767

Depreciation expense was $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

6. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following (amounts in thousands):

	At March 31, 2022			At December 31, 2021
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
License intangibles	$4,259	$(266)	$3,993	$4,329	$(180)	$4,149
Total	$4,259	$(266)	$3,993	$4,329	$(180)	$4,149

License intangibles consist of capitalized milestone payments or accruals of payments the Company has deemed probable upon receiving regulatory approval of Libmeldy in the EU. The license intangibles  are being amortized on a straight-line basis over the remaining useful life of the related patents of approximately twelve years. For the three months ended March 31, 2022 and 2021, amortization of intangible assets totaled $0.1 million and nil, respectively. The effect of foreign currency translation on the net carrying value of intangible assets for the three months ended March 31, 2022 was less than $0.1 million. The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (amounts in thousands):

As of March 31, 2022
2022 (April - December)	$270
2023	360
2024	360
2025	360
2026	360
Thereafter	2,283
Total	$3,993

7. Other assets

Other assets consist of the following (amounts in thousands):

	March 31,	December 31,
	2022	2021
Deferred tax assets	$4,873	$4,086
Deposits	2,082	1,404
Other non-current assets	3,356	3,407
Deferred financing costs	420	693
Total other assets	$10,731	$9,590

8. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (amounts in thousands):

	March 31,	December 31,
	2022	2021
Accrued external research and development expenses	$10,651	$9,273
Accrued payroll and related expenses	5,270	8,030
Accrued severance costs	2,684	491
Accrued milestone payments	1,316	2,058
Accrued professional fees	1,372	854
Accrued governmental rebates	1,214	—
Accrued other	2,324	2,941
Strimvelis loss provision - current portion	1,152	671
Total accrued expenses and other liabilities	$25,983	$24,318

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

Each term loan under the Amended Credit Facility bears interest at an annual rate equal to 5.95% plus LIBOR. The Company is required to make interest only payments on the term loan for 18 months following the date of the Amended Credit Facility, unless the Company is eligible for the second tranche, in which case the Company may elect to make interest-only payments for 30 months following the date of the Amended Credit Facility. The term loans under to the Amended Credit Facility begin amortizing on either the 18-month or the 30-month anniversary of the Amended Credit Facility (as applicable), with equal monthly payments of principal plus interest to be made by the Company to the Lenders in consecutive monthly installments until the loan maturity date. In addition, a final payment of 3.5% is due on the loan maturity date. The Company is accruing the final payment amount of $1.2 million associated with the first term loan of the Amended Credit Facility, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the loan maturity date.

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

Notes payable consist of the following (amounts in thousands):

	At March 31,	At December 31,
	2022	2021
Notes payable, net of issuance costs	$32,691	$32,669
Less: current portion	(3,143)	(786)
Notes payable, net of current portion	29,548	31,883
Accretion related to final payment	265	203
Notes payable, long term	$29,813	$32,086

As of March 31, 2022, the estimated future principal payments due are as follows (amounts in thousands):

Aggregate Minimum Payments
2022 (April - December)	786
2023	9,429
2024	9,429
2025	9,429
2026	5,084
Total	34,157
Less: current portion	(3,143)
Less: unamortized portion of final payment	(890)
Less: unamortized debt issuance costs	(311)
Notes payable, long term	$29,813

During the three months ended March 31, 2022 and 2021, the Company recognized $0.7 million and $0.5 million of interest expense, respectively, related to the initial term loan. The effective annual interest rate for the three months ended March 31, 2022 on the outstanding debt under the term loan was approximately 8.08%.

10. Share-based compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors has determined not to make any further awards under the 2016 plan following the Company’s IPO. As of March 31, 2022, 7,600,164 shares remained available for issuance under the 2018 Plan, 721,500 shares remained available for issuance under the Inducement Plan, and 1,197,399 shares remained available for issuance under the ESPP.

Share option activity

The following table summarizes option activity under the plans for three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	17,300,740	$6.57
Granted	359,500	1.18
Exercised	(222,381)	-
Forfeited	(1,022,040)	7.35
Outstanding at March 31, 2022	16,415,819	$6.49
Vested and expected to vest, as of March 31, 2022	16,415,819	$6.49
Exercisable, March 31, 2022	8,093,954	$7.08

The weighted-average grant date fair value of share options granted during the three months ended March 31, 2022 was $0.79 per share.

Restricted share units

Performance-based restricted share units

In April 2020, the Company granted 195,000 performance-based restricted share units restricted share units (“RSUs”) with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D. The award vests on January 2, 2024 as to 1/3 of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to achievement of specific clinical and regulatory milestones. No performance-based share unit performance conditions associated with this award were deemed probable and none vested during the three months ended March 31, 2022.

Time-based restricted share units

Time-based restricted share units generally vest in equal annual installments over a three-year period.

The following table summarizes award activity for the three months ended March 31, 2022:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	195,000	123,333	318,333	$6.41
Granted	—	—	—	—
Vested	—	(6,667)	(6,667)	(5.98)
Forfeited	—	—	—	—
Unvested and outstanding at March 31, 2022	195,000	116,666	311,666	$7.46

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (amounts in thousands):

	March 31,	March 31,
	2022	2021
Research and development	$1,962	$2,876
General and administrative	2,698	3,392
Total share-based compensation	$4,660	$6,268

As of March 31, 2022, total unrecognized compensation cost related to unvested share options and time-based RSUs was approximately $30.0 million. This amount is expected to be recognized over a weighted average period of approximately 2.6 years. As of March 31, 2022, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $1.7 million, dependent upon achievement of the aforementioned milestones.

11. Restructuring charges

On March 30, 2022, the Company announced its commitment to focus on severe neurometabolic diseases and early research programs, and to discontinue its investment in and seek strategic alternatives for the Company’s programs in rare primary immune deficiencies, including OTL-103 for treatment of Wiskott Aldrich syndrome (“WAS”), OTL-102 for treatment of X-linked chronic granulomatous disease (“X-CGD”), and Strimvelis for adenosine deaminase severe combined immunodeficiency (“ADA-SCID”). The Company recognized a one-time charge in the first quarter of 2022 of approximately $2.5 million, which relates to employee-related termination costs. For the quarter ended March 31, 2022, approximately $2.1 million and $0.4 million is recognized in research and development expenses and selling, general, and administrative expenses, respectively, on the Company's condensed consolidated statements of operations and comprehensive loss. The restructuring charge was included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. Activity for the quarter is summarized as follows (amounts in thousands):

March 31,
2022
Balance at beginning of period	$6
Charged to expense	2,481
Payments made	(6)
Balance at end of period	$2,481

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

As consideration for the licenses, the Company will be required to make payments to Telethon-OSR upon achievement of certain product development milestones, up to an aggregate of approximately €31.0 million ($34.6 million at March 31, 2022). Additionally, the Company will be required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on annual sales of licensed products covered by patent rights on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third-party sublicenses of the collaboration programs.

In May 2019, the Company entered into a license agreement with Telethon-OSR, under which Telethon-OSR granted to the Company an exclusive worldwide license for the research, development, manufacture and commercialization of Telethon-OSR’s ex vivo autologous HSC lentiviral based gene therapy for the treatment of mucopolysaccharidosis type I, including the Hurler variant (“MPS-IH”). Under the terms of the agreement, Telethon-OSR received €15.0 million in upfront and milestone payments from the Company upon entering into the agreement, resulting in $17.2 million in in-process research and development expense. The Company is also required to pay up to €28.0 million ($32.7 million at March 31, 2022) related to milestone payments contingent upon achievement of certain development, regulatory and commercial milestones. Additionally, the Company will be required to pay Telethon a tiered mid-single to low-double digit royalty percentage on annual net sales of licensed products.

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

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customer. The Company has concluded that the conveyance of the license for the HAE program and the provision of research, development, and manufacturing services for the HAE program represent a series of distinct services that are accounted for as a single performance obligation within the Collaboration Agreement. The Company determined that the transaction price includes: the non-refundable up-front payment of $10.0 million, the $3.4 million in premium associated with the SPA, and the variable consideration for estimated reimbursement payments at agreed upon contractual rates to be received from Pharming for the Company’s on-going research, development, and manufacturing services. The potential future variable consideration associated with reimbursement for research, development, and manufacturing services provided by the Company to Pharming at agreed upon contractual rates is the only remaining unsatisfied performance obligation. The milestone payments included in the Collaboration Agreement are fully constrained, as a result of the uncertainty regarding whether any of the associated milestones will be achieved and therefore, the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The total estimated cost of the research and development services reflect the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services. The Company re-evaluates the transaction price as of the end of each reporting period.

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

The following table summarizes research and development costs incurred and collaboration revenue recognized in connection with the Company’s performance under the Collaboration Agreement (amounts in thousands):

	March 31,	March 31,
	2022	2021
Reimbursement revenue	$400	$ —
Upfront and milestone payment revenue	65	—
Total	$465	$ —

The Company had $0.5 million and nil due from Pharming included in accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company had contract liabilities of $12.4 million, which is classified as either current or long-term deferred revenue in the condensed consolidated balance sheet based on the period over which this is expected to be recognized. The deferred revenue balance represents the portion of the upfront payments received that are partially unsatisfied as of March 31, 2022.

14. Income taxes

The Company recorded income tax expense of $0.1 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, which relates to the Company’s subsidiary operations in Europe and the U.S. The income tax expense for the three months ended March 31, 2022 differed from income tax expense determined at the U.K. statutory tax rate primarily due to share-based compensation, the U.S. deduction for foreign derived intangible income, and U.S. tax credits. The income tax expense for the three months ended March 31, 2021 differed from income tax expense determined at the U.K. statutory tax rate primarily due to share-based compensation shortfalls that is not deductible for tax purposes.

15. Commitments and contingencies

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Manufacturing and technology development master agreement with AGC Biologics

The Company is party to an Agreement with AGC Biologic S.p.A (“AGC”) pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of March 31, 2022 (amounts in thousands):

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive transduction suites	Total remaining AGC commitment
2022 (April - December)	$2,268	$5,821	$—	$8,089
2023	3,024	7,762	2,240	13,026
2024	3,024	7,762	2,240	13,026
2025	1,512	3,881	1,120	6,513
Total manufacturing commitments	9,828	25,226	5,600	40,654

*	Tabular disclosure above has been translated to U.S. Dollar, from Euro, using an exchange rate of €1.00 to $1.12.

Lease commitments

The Company leases office and laboratory space and has an embedded lease at AGC. During the quarter ended March 31, 2022, the Company entered into a new lease in the U.K. for a period of 120 months. Total future minimum payments due under this lease amount to $9.4 million. Other than this new lease, there have been no material changes to the Company’s lease commitments as reported in the Company’s Annual Report on Form 10-K.

Compliance with Nasdaq Continued Listing Requirements

In April 2022, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) stating that it was not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market because the closing bid price for the Company’s ADSs was below $1.00 per share for 30 consecutive business days. The notice from Nasdaq has no immediate effect on the listing of the Company’s ADSs, and the ADSs will continue to be listed on the Nasdaq Global Select Market under the symbol “ORTX”. The Company have been afforded a 180-calendar day period, or until October 3, 2022, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if the closing bid price of the Company’s ADSs is at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day period. If the Company is not in compliance by October 3, 2022, the Company may be afforded a second 180-calendar day period to regain compliance if it meets certain requirements. The Company intends to monitor the closing bid price of its ADSs and it is currently evaluating its options for regaining compliance, which could include adjusting the ADS-to-ordinary share ratio.

16. Employee benefit plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company paid $0.5 million and $0.5 million in matching contributions for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis and set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II—Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business overview

Orchard Therapeutics is a global gene therapy company dedicated to transforming the lives of people affected by severe diseases through the development of innovative, potentially curative gene therapies. Our ex vivo autologous hematopoietic stem cell (“HSC”) gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. We have a portfolio that includes a commercial-stage product and research and development-stage product candidates.

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including ADSs in our IPO and follow-on offering, ordinary shares in our private placement, and convertible preferred shares. We have also financed our operations through proceeds from the Amended Credit Facility with MidCap Financial, research grants from CIRM, upfront payments from our collaboration agreement with Pharming Group N.V., and proceeds associated two UK research and development tax relief programs, the SME program and the RDEC program.

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

Our net losses were $44.3 million and $35.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $794.5 million. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $199.0 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

Recent developments

On March 30, 2022, we announced that we would focus on severe neurometabolic diseases and early research programs and discontinue our investment in and seek strategic alternatives for our programs in rare primary immune deficiencies, including OTL-103 for treatment of WAS, OTL-102 for treatment of X-CGD and Strimvelis for ADA-SCID. We have begun to take action to reduce our workforce by approximately 30%, with such reduction in force expected to take place during, and be substantially completed by, the end of the second quarter 2022.

On July 1, 2021, we announced a strategic collaboration with Pharming to research, develop, manufacture and commercialize OTL-105, an investigational ex vivo autologous HSC gene therapy for the treatment of hereditary angioedema (HAE), a life-threatening rare disorder that causes recurring swelling attacks in the face, throat, extremities and abdomen. Under the terms of the collaboration, Pharming was granted worldwide rights to OTL-105 and will be responsible for clinical development, regulatory filings and commercialization of the investigational gene therapy, including associated costs. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during preclinical and clinical development, which will be funded by Pharming. In addition, both the Company and Pharming will explore the application of non-toxic conditioning regimen for use with OTL-105 administration. The Company received an upfront payment of $17.5 million comprising $10.0 million in cash and a $7.5 million equity investment from Pharming at a premium to the Company’s then recent share price, resulting in the issuance of 1,227,738 ordinary shares subject to resale restrictions. The Company is also eligible to receive up to $189.5 million in development, regulatory and sales milestones as well as mid-single to low double-digit percentage royalty payments on future worldwide sales.

On May 28, 2021, we notified UCL Business Plc (“UCLB”) and The Regents of the University of California (“UCLA”) that we would terminate the license relating to OTL-101 for ADA-SCID, which was granted to us pursuant to the license agreement, dated February 6, 2016, among us, UCLB and UCLA, as amended (the “License Agreement”). Except for the termination of such license, the License Agreement continues in full force and effect.

On February 9, 2021, we issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of our ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (together (i) and (ii), the “Private Placement”). The Private Placement resulted in net proceeds to us of $143.7 million after deducting placement agent fees of $6.0 million and other offering-related costs of $0.3 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement we entered into with the purchasers named therein on February 4, 2021. All non-voting ordinary shares issued and sold in the Private Placement have since been converted to ordinary shares. The ADSs representing the ordinary shares issued in the Private Placement were registered for resale on an automatic shelf registration statement on Form S-3 filed with the SEC on April 8, 2021.

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

In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, United Kingdom and Italy, have placed significant restrictions on travel. While some restrictions have been relaxed since the beginning of the pandemic, some restrictions are still in place. In the U.S. and UK, our office-based employees have been primarily working from home since March 2020. Limitations on travel and other social distancing measures may have an effect on our preclinical and clinical activities and regulatory timelines. While our clinical sites are still treating and following up with patients in clinical trials, these centers are also devoting significant resources to patients with COVID-19 and may need to devote additional resources as variants of COVID-19 lead to a potential rise in hospitalizations, which could limit their ability to enroll additional patients in ongoing clinical studies.

As additional variants of the virus proliferate, potential renewed travel and stay-at-home orders could adversely affect our contract manufacturers and third-party logistics providers. To date, our third-party contract development and manufacturing organization (“CDMO”) partners have continued to operate at or near normal levels. While we currently do not anticipate any interruptions, it is possible that the ongoing COVID-19 pandemic and response efforts may have an impact in the future on our or our third-party suppliers’ and CDMO partners’ ability to manufacture our products in development. Any prolonged material disruptions to our employees, suppliers, CDMOs, vendors or patients could impact our operating results and could lead to impairments. To date, we have recorded impairments on long-lived assets that are due to a combination of a corporate restructuring and COVID-19 market impacts. In addition, our ability to access the capital markets could be impacted if there are future disruptions to capital markets that result from the COVID-19 pandemic.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section titled “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.

Components of our results of operations

Product revenue, net

During the quarters ended March 31, 2022 and 2021, we recognized product revenues, net of $5.1 million and nil, respectively, from sales of Libmeldy in Europe. Libmeldy received approval from the European Commission in December 2020, and we made our first commercial sales of Libmeldy during the quarter ended March 31, 2022. Product revenues are recorded net of estimates of variable consideration. Please read Note 2, Product revenues, net, to the condensed consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable consideration. We expect that future sales of Libmeldy will fluctuate quarter over quarter. Strimvelis is distributed exclusively at the San Raffaele Hospital in Milan, Italy. We announced in March 2022 that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

During the quarter ended March 31, 2022, we recognized $0.5 million under our collaboration agreement with Pharming. Under revenue recognition guidance, we account for our obligations to provide the license and research, development, and manufacturing services under the agreement as a series of distinct services that are accounted for as a single performance obligation. We recognize revenue using the cost-to-cost input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Under this method, the impact of any adjustment related to the estimated transaction price on revenue recorded to date is recognized in the period the adjustment is identified. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales consists of costs to manufacture, including raw materials, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties that are tied to sales.

Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is purchased, manufactured and sold. Therefore, the cost of product sales reflects a portion but not all of the manufacturing costs of our products. The gross margin on our product revenues, net for the quarter ended March 31, 2022, was enhanced by raw materials that were expensed prior to approval of Libmeldy, referred to as zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product sales for three months ended March 31, 2022 would have been approximated $2.0 million. We expect to continue to use zero cost raw materials through 2023.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•

expenses incurred under agreements with third parties, including contract research organizations that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations that manufacture lentiviral vectors and cell-based drug products for use in our preclinical and clinical trials;

•	expenses to acquire technologies to be used in research and development;
•	salaries, benefits and other related costs, including share-based compensation expense, for personnel engaged in research and development functions;
•	research and development related costs associated with the Company’s collaboration arrangement with Pharming;
•	costs of outside consultants, including their fees, share-based compensation and related travel expenses;
•	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	costs related to compliance with regulatory requirements;
•

facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities, costs related to our collaboration with Pharming, and other operating costs;

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will decline beginning in the second quarter of 2022 due to the portfolio updates and proposed workforce reduction announced in March 2022 as well as the completion of certain activities to support an OTL-200 BLA submission.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Product revenue, net	$5,059	$—	$5,059
Collaboration revenue	465	—	$465
Total revenues	5,524	—	$5,524
Costs and operating expenses
Cost of product sales	1,571	—	1,571
Research and development	28,234	21,035	7,199
Selling, general and administrative	13,299	14,051	(752)
Total costs and operating expenses	43,104	35,086	8,018
Loss from operations	(37,580)	(35,086)	(2,494)
Other income (expense):
Interest income	69	171	(102)
Interest expense	(675)	(538)	(137)
Other income (expense):	(6,052)	1,358	(7,410)
Total other income (expense), net	(6,658)	991	(7,649)
Loss before provision for income taxes	(44,238)	(34,095)	(10,143)
Income tax expense	(58)	(1,087)	1,029
Net loss	$(44,296)	$(35,182)	$(9,114)

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three months ended March 31
	2022	2021	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$7,058	$5,741	$1,317
Primary immune deficiencies	3,483	2,603	880
Blood disorders	2,503	127	2,376
Other research and preclinical programs under development	1,090	1,030	60
Total direct research and development expenses:	14,134	9,501	4,633
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	8,933	8,953	(20)
Share-based compensation	2,155	2,876	(721)
Restructuring costs	2,064	—	2,064
Accretion of Strimvelis loss provision	(274)	(446)	172
Research and development tax credit	(3,337)	(3,554)	217
Facility and other	4,559	3,705	854
Total indirect research and development expenses	14,100	11,534	2,566
Total research and development expenses	$28,234	$21,035	$7,199

Direct research and development expenses for neurometabolic programs increased by $1.3 million. Direct expenses associated with OTL-200 increased by $2.7 million compared to the first quarter of 2021, which was primarily due to an increase manufacturing and clinical development related costs. Direct expenses for OTL-201 decreased by $1.0 million compared to the first quarter of 2021, which was primarily attributable to decreases in manufacturing costs of $0.7 million and clinical costs of $0.3 million. Direct expenses for OTL-203 decreased by $0.3 million, which is primarily due to a decrease of $0.6 million related to technical development costs offset by an increase in clinical costs of $0.3 million.

Direct research and development expenses for primary immune deficiency-related programs increased by $0.9 million. Direct expenses associated with OTL-101 increased by $1.5 million, which was primarily due to manufacturing credits received in Q1 2021 associated with the de-prioritization of this program this was offset by $0.4 decrease in Strimvelis clinical costs. Direct expenses for OTL-102 decreased by $0.2 which was attributable to decreased vector manufacturing cost.

Direct research and development expenses for blood disorder-related programs increased by $2.4 million in the first quarter of 2022. The increase was primarily due to accruing of long-term follow up cost associated with returning the program to the licensee.

Unallocated research and development costs and offsets to research and development expenses increased by $2.6 million. This is primarily due to the strategic restructuring announced in March 2022 in the amount of $2.1 million offset by decreased personnel and share-based costs of $0.7 million.  Facility, travel, and unallocated platform-related research and development costs have increased by $0.9 million. This was driven by an increase of $1.3 million in unallocated platform-related manufacturing and clinical costs and $0.2 million increase in travel costs due to easing of COVID-19 related travel restrictions, offset by a decline of $0.6 million in facilities and general expenses. Our U.K. Research and Development Tax Credit, which is recorded as an offset to research and development expense, increased by $0.2 million.  Accretion of the Strimvelis loss provision, which is also accounted for as an offset to research and development expense, declined by $0.2 million as we have adjusted our ongoing estimate due to our reduction of investment in OTL-101 and have extended out the expected period of losses for Strimvelis, which results in lower amortization of the loss provision in a given period.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$4,629	$5,388	$(759)
Share-based compensation	2,698	3,392	(694)
Restructuring costs	417	105	312
Consulting, professional, and insurance-related costs	3,464	2,954	510
Marketing, promotions, and advocacy	773	1,103	(330)
Facilities and other costs	1,318	1,109	209
Total selling, general, and administrative expenses:	$13,299	$14,051	$(752)

Selling, general and administrative expenses were $13.3 million in the first quarter of 2022, compared to $14.1 million in the first quarter of 2021, a decrease of $0.8 million.  Personnel and share-based compensation decreased by $1.1 million as a function of lower headcount during the first quarter 2022 offset by $0.4 million of employee termination expenses incurred in connection with the strategic restructuring announced during the quarter. Consulting, professional, and insurance costs increased by $0.5 million, primarily due to higher professional and legal costs.  Marketing, promotions and advocacy expenses activities in preparation for the potential future commercialization of our product candidates, if approved, declined by $0.3 million due to lower marketing costs for Strimvelis as well as our corporate strategy pivot. Market access fees, a component of marketing, promotions, and advocacy costs, remained flat. Facilities and other costs increased by $0.2 million, primarily from increase in travel cost due to easing of COVID-19 related travel restrictions.

Other (expense) income, net

Other (expense) income, net for the first quarter of 2022 and 2021 consisted of losses of $6.7 million and income of $1.0 million, respectively. During the first quarter of 2022, we had net realized and unrealized losses on foreign currency transactions of $6.1 million, compared to net realized and unrealized gains of $1.4 million for the first quarter of 2021. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar to Pounds sterling exchange rate. Additionally, we had interest income of $0.1 million in the first quarter of 2022, compared to $0.2 million in the first quarter of 2021. The decline is primarily due to a lower investment portfolio balance as of March 31, 2022 as compared to March 31, 2021. The increase in interest expense of $0.7 million in the first quarter of 2022 as compared to the first quarter of 2021 is attributable to higher outstanding principal balance.

Liquidity and capital resources

From our inception through March 31, 2022, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We launched Libmeldy in Europe and generated product revenues during the three months ended March 31, 2022. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., and our Original Credit Facility and our Amended Credit Facility.

On February 27, 2020 we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. On March 24, 2022, we delivered written notice to Cowen to terminate the Sales Agreement, effective as of March 30, 2022, pursuant to Section 11(b) thereof. Prior to termination, we had not sold any ADSs pursuant to the Sales Agreement. As a result of the termination of the Sales Agreement, we will not offer or sell any ADSs under the Sales Agreement.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(19,599)	$(39,242)
Net cash provided by (used in) investing activities	25,107	(83,526)
Net cash provided by financing activities	—	146,434
Effect of exchange rate changes on cash and cash equivalents	(645)	82
Net increase in cash, cash equivalents, and restricted cash	$4,863	$23,748

Operating activities

During the first quarter of 2022, operating activities used $19.6 million of cash, primarily resulting from our net loss of $44.3 million. Cash provided by changes in our operating assets and liabilities was $12.6 million, which was primarily driven by a decrease in our research and development tax credit receivable of $13.5 million and $1.5 million of right-of-use lease assets offset by a $2.7 million increase in accounts receivable and decrease in lease liabilities of $3.4 million. Non-cash adjustments to operating activities of $15.7 million was generally due to $4.7 million in non-cash share-based compensation expense, and unrealized foreign currency transaction gains on investments and intercompany accounts by our UK subsidiary of $1.4 million, which are an add-back to cash flows from operating activities.

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

Investing activities

During the first quarter of 2022 and 2021, net cash provided by, and used in, investing activities was $25.1 million and $83.5 million, respectively. The increase in cash provided by investing activities in the first quarter of 2022 compared to the first quarter of 2021 is attributable to proceeds from the sales and maturities of marketable securities of $55.2 million in the first quarter of 2022, as compared to $47.2 million in the first quarter of 2021. Purchases of marketable securities of $29.7 million in the first quarter of 2022, decreased significantly as compared to $130.4 million of purchases in the first quarter of 2021.

Financing activities

During the first quarter of 2022, we did not have any proceeds from the issuance of ordinary shares in private or public offerings.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report, the following accounting policies involve the most judgment and complexity:

•	United Kingdom research and development tax credit
•	Accrued research and development expenses
•	Valuation of share-based compensation
•	Product revenue, net

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than the below new critical accounting policy related to product revenues, net, there have been no material changes to our critical accounting policies since December 31, 2021.

Product revenues, net

Libmeldy

In January 2022, we began generating product revenue from sales of Libmeldy in Europe following the approval of Libmeldy by the European Commission in December 2020 for the treatment of early onset metachromatic leukodystrophy (“MLD”), characterized by biallelic mutations in the arylsulfatase-A (ARSA) gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

We recognize revenue when control of promised goods is transferred to a customer at an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. Control of the product transfers upon infusion of the product. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfied the performance obligations. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods we transfer to the customer is determined to be probable.

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of March 31, 2022, we have not capitalized any costs to obtain any of contracts.

We recognize product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is at a point in time once the patient has been infused. Product revenue is recorded at the net sales price, or transaction price. We record product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: government rebates, including performance-based rebates, trade discounts and allowances, and other incentives, which are described below.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as a liability. Our estimates of reserves established for variable consideration are calculated based upon an application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and current expectations around final pricing. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The following is a summary of the types of variable consideration the Company records:

Government rebates: We are subject to statutory government rebates on sales in certain European countries as well as estimated rebates in certain European countries because final pricing has not yet been negotiated. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on our condensed consolidated balance sheet. We are also subject to potential rebates in connection with performance criteria agreed upon with certain payors. The estimate for rebates is based on statutory discount rates, industry pricing data, current expectations around final pricing to be obtained, and historical experience of the performance of our products during clinical trials. .

Trade discounts and allowances: We may offer customers discounts, such as prompt pay discounts to remit payment in accordance with the stated terms of the invoice and fees for distribution services. These discounts are explicitly stated in the contracts and recorded in the period the related product revenue is recognized. Our payment terms can range from 30 days to under 1 year. We estimate which customers will earn these discounts and fees and deducts these discounts and fees in full from gross product revenues and accounts receivable at the time we recognize the related revenues.

Product returns: Based on the timing of revenue recognition upon treatment with the patient, we do not expect any returns of our products.

Other incentives: While we do not currently have any other incentives that have been recorded to date, we may enter into future arrangements that have other incentives that will be recorded as a reduction of revenue.

Off-balance sheet arrangements.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of March 31, 2022, we had cash, cash equivalents, marketable securities, and restricted cash of $203.3 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and US bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $33.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 5.95% plus LIBOR. As of March 31, 2022, the carrying value of the term loans under the credit facility was $32.9 million.

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

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars, and expects to continue to do so in the future. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. We recorded net realized and unrealized foreign currency losses of $6.0 million and gains of $1.4 million for the three months ended March 31, 2022, and 2021, respectively. These foreign currency transaction gains and losses are primarily related to revaluation of intercompany balances that are denominated in U.S. dollar that are recorded on entities whose functional currency is not the U.S. Dollar. The losses are included in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, we implemented internal controls associated with revenue recognition related to product revenues of Libmeldy. Other than these controls over revenue recognition there, have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2022, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business faces significant risks. This section of the Quarterly Report highlights some of the risks that may affect our future operating results. You should carefully consider the risks described below, as well as in our consolidated financial statements and the related notes included elsewhere in this Quarterly Report and in our other SEC filings. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in forward-looking statements as a result of certain factors including the risks described below and elsewhere in this Quarterly Report and our other SEC filings. See “Special Note Regarding Forward-Looking Statements” above.

Risks related to our financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We incurred net losses of $44.3 million and $35.2 million for the three months ended March 31, 2022 and 2021, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Libmeldy in the European Union, building a global commercial infrastructure to support commercialization of Libmeldy (OTL-200) and our product candidates if such product candidates are approved, as well as expanding our team. Prior to the approval of Libmeldy in Europe in December 2020, Strimvelis was our only product approved for sale, and in March 2022, we announced our decision to discontinue our investment in and seek alternatives for Strimvelis. Absent the realization of sufficient revenues from product sales of Libmeldy, and from sales of our current or future product candidates, if approved, we may never attain profitability.

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

Since receiving marketing authorization, only a limited number of patients have been treated with Strimvelis and Libmeldy. There is no assurance that revenue from sales of Libmeldy alone will be sufficient for us to become profitable. To become and remain profitable, we must develop and eventually commercialize product candidates with greater market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase as we seek to complete necessary preclinical studies and clinical trials of our product candidates, and manufacture, market and sell Libmeldy or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

•	obtaining market acceptance of Libmeldy and our product candidates, if approved, as viable treatment options with acceptable safety profiles;
•	addressing any competing technological and market developments;
•	implementing additional internal systems and infrastructure, as needed, including robust quality systems and manufacturing capabilities;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

We expect that we will continue to incur significant costs associated with commercializing Libmeldy in Europe and any other products for which we obtain marketing approval. Our expenses could increase beyond expectations if the FDA,  the EMA or other regulatory authorities require us to perform clinical or other studies in addition to those that we currently anticipate or if we encounter delays or clinical holds in the development of our product candidates. Even if we generate more significant revenue from sales of Libmeldy in Europe and generate revenues from the sale of any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities during the first quarter of 2022, primarily due to our net loss of $44.3 million for that period. We expect to continue to incur substantial expenses in connection with our ongoing activities, which may increase over time, particularly as we (i) continue to commercialize Libmeldy in Europe, (ii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iii) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our ongoing activities, such as research and development programs and commercialization efforts.

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

•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers and suppliers;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	revenue, if any, received from commercial sales of Libmeldy and any other products for which we may obtain marketing approval, including amounts reimbursed by government and third-party payors;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms of our current and any future license agreements and collaborations; and
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

Identifying potential product candidates and conducting preclinical testing and clinical trials, as well as preparing for the potential commercialization of these product candidates, is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any products other than Libmeldy and Strimvelis. In addition, Libmeldy and any other products for which we obtain and maintain marketing approval may not achieve commercial success. Any product revenues from our product candidates, if any, will be derived from or based on sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

We were incorporated in August 2018 to become a holding company for Orchard Therapeutics (Europe) Limited, which was founded in 2015, and its subsidiaries. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring certain of our product candidate portfolios and rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates, establishing research and development and manufacturing capabilities, establishing a quality management system, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union and building a global commercial infrastructure to support commercialization of Libmeldy. We have not yet demonstrated the ability to manufacture products on a commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they might be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and setbacks.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Russia’s invasion of Ukraine has led to, and may continue to cause, volatility in the capital markets. Volatility among foreign currencies could impact our results of operations. As an example, we had net realized and unrealized losses on foreign currency transactions of $6.1 million during the three months ended March 31, 2022, compared to $1.4 million during the three months ended March 31, 2021. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar.

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

In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. There can be no assurance that the FDA, EMA or other foreign regulatory bodies will find the efficacy endpoints in our registrational trials or any efficacy endpoint we propose in future registrational trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in current or future registrational trials to a degree of statistical significance, and with acceptable safety profiles. The FDA may further refer any future BLA submission to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. This review may add to the time for approval, and although the FDA is not bound by the recommendation of an advisory committee, objections or concerns expressed by the advisory committee may cause the FDA to delay or deny approval. We also may experience regulatory delays or rejections as a result of many factors, including serious adverse events, or SAEs, involving our product candidates, changes in regulatory policy or changes in requirements during the period of our product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

We expect that the FDA and EMA will assess the totality of the safety and efficacy data from our product candidates in reviewing any future BLA or MAA submissions. Based on this assessment, the FDA or EMA may require that we conduct additional preclinical studies or clinical trials prior to submitting or approving a BLA or MAA for our target indications.

It is possible that the FDA or EMA may not consider the results of our clinical trials, including reliance on foreign clinical data, to be sufficient for approval of our product candidates. If the FDA or EMA require additional trials, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, it is possible that the FDA and EMA may have divergent opinions on the elements necessary for a successful BLA and MAA submission, respectively, which may cause us to alter our development, regulatory or commercialization strategies.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. Such requirements may lengthen the regulatory review process, require us to perform additional studies, and increase our development costs or may force us to delay, limit or terminate certain of our programs.

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

Any of these events could prevent us from achieving or maintaining market acceptance of Libmeldy and any other products for which we obtain marketing approval and could significantly harm our business, prospects, financial condition and results of operations.

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

In those cases where clinical trials were conducted using vector or drug product manufactured at academic research centers, we will need to demonstrate comparability between vector and drug product manufactured by our CDMOs with vector or drug product manufactured at such academic centers. Similarly, in those cases where clinical trials were conducted using fresh drug product, we will need to demonstrate comparability between drug product that has been cryopreserved and fresh drug product. In some cases, clinical trials were conducted using drug product using bone marrow or mobilized peripheral blood, or both, as the cellular source. In some cases, we may seek to demonstrate comparability between drug product manufactured using one cellular source and another. In other cases, we may elect to initially seek approval of our product candidate using one cellular source only and subsequently seek approval for the use of the other cellular source. We cannot be assured that the FDA, EMA or other regulatory authority will not require us to conduct additional analytical studies (including comparability analyses), preclinical studies or clinical trials before approving our product candidates using these intended commercial production methods and processes. Moreover, we cannot be assured that our analytical comparability analyses or clinical trials will be sufficiently robust to support approval of our product candidates using these production methods and processes. For example, in connection with our OTL-200 (Libmeldy) program, the FDA has noted that we may have challenges demonstrating comparability between data collected at one manufacturing facility using bone marrow and data collected at another manufacturing facility using bone marrow or peripheral blood as source cells material.

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

In certain conditions, such as MLD and ADA-SCID, the potency of a product candidate may be directly measured through enzymatic activity; however, for an intracellular protein such as WAS, developing an assay is more complex. Based on written feedback from the FDA, we believe that development of a functional potency assay for OTL-103 for WAS may require additional time and further investment. If an adequate potency assay for a product candidate is not available, if we face delays (including delays related to the COVID-19 pandemic), or if the FDA or EMA require additional tests or recommend a different approach to support the potency of any of our product candidates, regulatory approval for any such product candidates will be delayed and such regulators might request additional clinical data to support comparability analysis. Similarly, if one or more of these regulatory authorities does not accept that our drug product manufactured with HSCs derived from the patient’s mobilized peripheral blood is comparable to drug product manufactured with HSCs derived from the patient’s bone marrow, any regulatory approval would be limited to drug product manufactured with HSCs derived from the patient’s bone marrow until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials. In April 2020, the FDA advised us that we may need to generate additional data to demonstrate the comparability of our OTL-200 drug product derived from the patient’s mobilized peripheral blood and the OTL-200 drug product derived from the patient’s bone marrow, and that the data provided to date are inadequate to determine if the two materials are comparable. Further, the FDA requested that we provide data that demonstrates the comparability of the different OTL-200 product formulations used across our trials. Failure to demonstrate such comparability, or if we are required to conduct additional testing or additional clinical trials, potentially at additional sites, would delay any marketing authorization and adversely affect the commercial viability of our product candidates and may adversely affect our ability to generate revenue, as a result of which our business, prospects, financial condition and results of operations may suffer.

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

The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in May 2020, we announced our decision to reduce investment in the development of OTL-101 for ADA-SCID (for which we subsequently terminated our license) and OTL-300 for TDT to focus on other product candidates in our pipeline and new research and development efforts in less rare diseases. Additionally, in March 2022 we announced our decision to focus on severe neurometabolic diseases and early research programs, and to discontinue our investment in and seek strategic alternatives for our programs in rare primary immune deficiencies, including OTL-103 for treatment of WAS, OTL-102 for treatment of X-CGD and Strimvelis. Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize such deprioritized product candidates, and if we choose to reprioritize such deprioritized product candidates in the future, we may experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Moreover, we may be unable to realize the savings we expect to achieve by deprioritizing certain programs, which could result from, among other things, higher than expected transition or termination costs.

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

From time to time, we may publish interim data or ad hoc analyses from investigator-sponsored or company-sponsored clinical trials of our product candidates. Preliminary data and ad hoc analyses from these clinical trials may change as longer-term patient data become available. In general, we seek to conduct interim analyses at times we pre-specify with the applicable regulators prior to commencement of the trial, at which time we lock and reconcile the database. We may occasionally elect not to conduct subsequent interim analyses so as not to compromise the statistical analysis plan for the trial. Accordingly, our interim analyses do not include data subsequent to the cut-off date and may not be available until the next planned interim analysis. From time to time, preliminary data and ad hoc analyses might be presented, typically by academic investigators at scientific conferences or in scientific publications.

With respect to clinical trials conducted by our academic or other collaborators, such as University College London, UCLA, Telethon-OSR and GSK, we may not have access to the most recent clinical data or the clinical data available to us may otherwise be limited or incomplete. Interim data or ad hoc analyses from these clinical trials are not necessarily predictive of final results. Interim data or ad hoc analyses are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or more patient data become available to us. Interim, topline and preliminary data and ad hoc analyses also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data available to us or that we previously published. As a result, preliminary and interim data and ad hoc analyses should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the preliminary or interim data or ad hoc analyses could significantly harm our business prospects.

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

To date, most of the clinical trials conducted on our product candidates have been conducted outside the United States. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept data from any trial that we conduct outside the U.S., due to study design or otherwise, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Further, if we do not have an IND open for a product candidate, we forego more frequent interactions and dialogue with the FDA regarding the design and conduct of our trials as well as product comparability, which may delay or halt the development of such product candidates later in development should the FDA later disagree with the design or conduct of our trials or product comparability approach.

In addition, in order to commence a clinical trial in the U.S., we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar CTA we submit in other countries, will be accepted. We may be required to conduct additional preclinical testing prior to submitting an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Our viral vectors and drug products are manufactured using technically complex processes in specialized facilities, sometimes using specialized equipment with highly specific raw materials and other production constraints. The complexity of these processes, as well as strict government standards for the manufacture and storage of our gene therapies, subjects us to manufacturing risks. While viral vectors and drug product released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following their release. In addition, process deviations or unanticipated effects of approved process changes may result in viral vector or drug product not complying with stability requirements or specifications. Our viral vectors and drug product must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, our viral vectors and drug products’ remaining shelf-lives could be impaired or their efficacy and safety could be negatively impacted, making them no longer suitable for use. For example, patients’ cellular material must be received by the manufacturing facility typically within three days after collection, and our gene therapy must be received by the clinical site typically within ten days after shipping from the manufacturing facility. The occurrence, or suspected occurrence, of manufacturing and distribution difficulties can lead to lost inventories and, in some cases, product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches. Any interruption in the supply of finished products, due to transportation or other delays, including delays or disruptions resulting from the impact of the COVID-19 pandemic, or the loss thereof could hinder our ability to timely distribute our products and satisfy customer demand. Any unforeseen failure in the storage of the viral vectors or drug products or loss in supply could delay our clinical trials and result in a loss of our market share for our commercial products or our product candidates, if approved, and negatively affect our business, financial condition, results of operations and prospects.

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

We may in the future decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of product candidates. These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process will likely be time-consuming and complex. Our ability to reach a definitive collaboration agreement in such instances will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to additional product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

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

In addition to our current CDMOs, we may rely on additional third parties to manufacture our viral vectors or drug products in the future and to perform quality testing. Reliance on these third parties entails risks that we would not be subject to if we manufactured the product candidates ourselves, including:

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

We do not control the design or conduct of the academic-sponsored trials, and it is possible that the FDA or EMA will not view these academic-sponsored trials as providing adequate support for future clinical trials or market approval, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results. Such arrangements provide us certain information rights with respect to the academic-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory submissions, resulting from the academic-sponsored trials. However, we do not have control over the timing and reporting of the data from academic-sponsored trials, nor do we own the data from the academic-sponsored trials. If we are unable to confirm or replicate the results from the academic-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of OTL-201 for MPS-IIIA, OTL-203 for MPS-IH or any other product candidate investigated in an academic-sponsored clinical trial. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the academic-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

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

If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

We are working to successfully commercialize Libmeldy in Europe, and we intend to commercialize our product candidates, if approved, in the United States, Europe and other markets. Given the relative rarity of the indications that we are targeting, we are commercializing Libmeldy, and we currently intend to commercialize any product candidates that are approved, directly with specialized teams. We currently have a limited marketing and sales team, and we must build and expand our commercial infrastructure and capabilities or make arrangements with third parties to perform those services. If we are unable to do so, we may be unable to generate sufficient revenue to sustain our business.

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
•

we may be unable to enter into suitable third-party arrangements or we may only be able to do so on unfavorable terms, particularly given that we face competition in any search for third-party assistance; and

•

we will likely have limited control over third parties, and they may fail to devote the necessary resources and attention to market and sell our products or product candidates, if approved, effectively.

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

We rely primarily on know-how and trade secret protection for aspects of our proprietary technologies, Libmeldy, Strimvelis and our product candidates. We do not have any issued patents covering Libmeldy, Strimvelis or our product candidates. This means that barriers to entry that typically apply in the case of pharmaceutical and biopharmaceutical companies with issued patents covering aspects of their proprietary technologies, products and product candidates, such as composition of matter claims, will generally not apply to our commercial products or our product candidates, and this may expose us to competition from other biopharmaceutical companies, particularly those companies that possess greater financial resources and more mature product candidate development, manufacturing, marketing and distribution resources than we do. Although our product candidates, if approved, may be eligible for marketing and data exclusivities in, for example, the United States and Europe, these exclusivities would not prevent another biopharmaceutical company from conducting its own clinical trials to develop and seek regulatory approval of a competitive product. We are not the only company that is developing and commercializing products using a lentiviral-based autologous ex vivo gene therapy approach, and these competitive approaches may be comparable or superior to our approach. One or more of these companies may seek to develop products that compete directly with our commercial products or one or more of our product candidates, the result of which could have a material adverse effect on our business. In addition, many universities and private and public research institutes are active in our target disease areas.

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

In response to the pandemic, we implemented a work from home policy. Most of our administrative employees continue to work outside of our offices, and we have reduced on-site staff significantly. Continued remote working could have a variety of impacts on our business, including increasing our cyber security risk, creating data accessibility concerns and making us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with regulators, manufacturing sites and clinical trial sites. We may also experience difficulty in recruiting and onboarding new employees. In addition, as a result of continued or renewed restrictions, our on-site staff conducting research and development, preclinical studies and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

We acquired worldwide rights to Libmeldy (OTL-200), Strimvelis, OTL-103 for WAS and OTL-300 for TDT in April 2018 pursuant to the GSK Agreement, and worldwide rights to OTL-203 for MPS-IH in May 2019 pursuant to an exclusive licensing agreement with Telethon-OSR. These acquisitions significantly changed the composition of our operations, markets and product candidate mix. Our future success depends, in part, on our ability to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

Furthermore, in some instances, we may decide to discontinue our investment in acquired programs after we’ve invested time and capital into such programs. For example, in May 2020, we announced a reduction of the investment in and scope of our OTL-101 and OTL-300 programs and, based on the reallocation of capital, we determined to prioritize other programs, including research and development projects in less rare indications. Additionally, in March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD. We may be unable to realize the savings we expect to achieve by deprioritizing certain programs, which could result from, among other things, higher than expected transition or termination costs.

Our failure to adequately address the financial, operational or legal risks of acquisitions, license arrangements or other strategic transactions related to our current or future product candidates could harm our business. Financial aspects of such future transactions that could alter our financial position, or operating results include:

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

In March 2022, we announced (i) that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD and (ii) a proposed reduction of our workforce of approximately 30%, subject to a consultation process with certain employees in the United Kingdom. The proposed workforce reduction may negatively impact our clinical, regulatory, technical operations and commercial functions, which could have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

There have been several other actions taken at a federal level seeking to lower drug prices. At a federal level, President Biden signed an Executive Order in July 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the U.S. federal government pays for drugs, and address price gouging in the industry. The Executive Order also directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations in September 2020, which went into effect in November 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Additionally, in December 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

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
•

Many states in the United States have enacted laws that regulate the privacy and security of certain types of personal information. For example, in California the California Consumer Protection Act (CCPA), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. After a delay, the CCPA became subject to enforcement as of July 1, 2020. Although clinical trial data and protected health information subject to HIPAA are currently exempt from CCPA, we may be subject to the CCPA with respect to other personal information regarding California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

•

Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement or litigation.

•

Certain other state laws impose similar privacy obligations, and we also expect anticipate that more states to may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU, as of January 1, 2021, the GDPR was incorporated into UK domestic law. UK-based organizations doing business in the EU will need to continue to comply with the GDPR. The UK is now regarded as a third country under the EU GDPR, but the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR. Therefore, transfers of personal data originating in the EU to the UK remain unrestricted. The UK Government has also confirmed that transfers of personal data originating in the UK to the EU may continue to flow freely.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the event we decide to conduct additional clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer or other processing of personal data regarding individuals in the EEA or the UK, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, where required obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, and taking certain measures when engaging third-party processors, including concluding data processing agreements, where required appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules and restrictions on the transfer of personal data to countries outside the EEA or the UK, including the United States (see below), and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20.0 million (£17.5 million) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Significantly, adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States, in compliance with European and UK data protection laws. In June 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EU/EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own version of standard clauses, referred to as International Data Transfer Agreement, which was laid before Parliament in February 2022, and, entered into force in March 2022 to enable transfers originating from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations or guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers, some of whom receive share options as compensation for services provided, are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

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

As a company based partly in the United Kingdom and EU countries, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•

economic weakness, including inflation, or political instability in the United Kingdom and other non-U.S. economies and markets, including the substantial economic dislocation that has occurred and is likely to persist as a result of the impact of the COVID-19 global pandemic and the war in Ukraine;

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

We are aware of third-party issued patents and patent applications relating to the lentiviral vectors used in the manufacture or use of one or more our product candidates or relating to one or more of our product candidates. If these patent rights were enforced against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates or that these patents are not valid. However, if these patents were enforced against us and defenses to such enforcement were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing any products and product candidates that were ultimately held to infringe these patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We currently do not own any issued patents related to Strimvelis, Libmeldy or our lead product candidates. Certain intellectual property related to Strimvelis, Libmeldy and all of our product candidates are in-licensed from third parties, but we have not in-licensed any issued patents related to Strimvelis, Libmeldy or any of our product candidates. In certain situations, and as considered appropriate, we and our licensors have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States relating to current and future products and product candidates that are important to our business. However, we cannot predict whether the patent applications currently being pursued will issue as patents, whether the claims of any resulting patents will provide us with a competitive advantage or prevent competitors from designing around our claims to develop competing technologies in a non-infringing manner, or whether we will be able to successfully pursue patent applications in the future relating to our current or future products and product candidates. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, we, or any future partners, collaborators, or licensees, may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to seek additional patent protection.

It is possible that defects of form in the preparation or filing of patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If there are material defects in the form, preparation, prosecution or enforcement of our patents or patent applications, such patents may be invalid or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Some of the intellectual property rights we have licensed may have been generated through the use of U.S. government and state funding and may therefore be subject to certain federal and state laws and regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products and product candidates pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government -funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. With respect to state funding, specifically funding via the California Institute of Regenerative Medicine, or CIRM, the grantee has certain obligations and the state or CIRM has certain rights. For example, the grantee has an obligation to share intellectual property, including research results, generated by CIRM-funded research, for research use in California.

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

Moreover, although the Supreme Court held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement or invalidity positions, or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter, the result of which could have a material adverse effect on our business.

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
•

general economic, geopolitical and market conditions, including the significant disruptions to the U.S. and global economies and the related significant volatility and negative pressure in financial markets caused by the COVID-19 global pandemic, supply chain issues, inflationary pressures and the ongoing conflict in the Ukraine;

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

Based upon our ordinary shares outstanding as of March 31, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 51% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

We are entitled to amend the deposit agreement and to change the rights of the ADS holders under the terms of such agreement without the prior consent of the ADS holders. We and the depositary may agree to amend the deposit agreement in any way we decide is necessary or advantageous to us or to the depositary. Amendments may reflect, among other things, operational changes in the ADS program, legal developments affecting ADSs or changes in the terms of our business relationship with the depositary. If the terms of an amendment are materially disadvantageous to ADS holders, ADS holders are only entitled to receive 30 days’ advance notice of the amendment and no prior consent of the ADS holders is required. Furthermore, we may decide to direct the depositary to terminate the ADS facility at any time for any reason. For example, termination may occur if we decide to list our ordinary shares on a non-U.S. securities exchange and determine not to continue to sponsor an ADS facility or if we become the subject of a takeover or a going-private transaction. If the ADS facility terminates, ADS holders will receive at least 30 days’ prior notice but no prior consent is required from them. If we make an amendment to the deposit agreement that is disadvantageous to ADS holders or terminate the deposit agreement, the ADS holders may choose to sell their ADSs or surrender their ADSs and become direct holders of the underlying ordinary shares, but they will have no right to any compensation whatsoever.

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

If any holders or beneficial owners of ADSs bring a claim against us or the depositary in connection with matters arising under the deposit agreement or the ADSs, including claims under federal securities laws, such holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us or the depositary. If a lawsuit is brought against us or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.

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

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of May 9, 2022, we had outstanding 125,905,065 voting shares. The holders of 8,611,375 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, as of March 31, 2022, 16,727,785 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

We are not currently in compliance with the minimum bid price rule of the Nasdaq Global Select Market, and a delisting could limit the liquidity of our ADSs, increase their volatility and hinder our ability to raise capital.

In April 2022, we received a letter from the Nasdaq Stock Market (“Nasdaq”) stating that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market because the closing bid price for our ADSs was below $1.00 per share for 30 consecutive business days. The notice from Nasdaq has no immediate effect on the listing of our ADSs, and the ADSs will continue to be listed on the Nasdaq Global Select Market under the symbol “ORTX”. We have been afforded a 180-calendar day period, or until October 3, 2022, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if the closing bid price of our ADSs is at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day period. If we are not in compliance by October 3, 2022, the Company may be afforded a second 180-calendar day period to regain compliance if it meets certain requirements. We intend to monitor the closing bid price of our ADSs and we are currently evaluating our options for regaining compliance, which could include adjusting the ADS-to-ordinary share ratio.

Delisting from the Nasdaq Global Select Market could make trading our ADSs more difficult for investors, potentially leading to declines in the trading price of our ADSs and decreased liquidity. We cannot ensure that our ADSs, if delisted from the Nasdaq Global Select Market, will be listed on another national securities exchange or quoted on an over-the-counter system. Other consequences of delisting could include an adverse effect on our ability to obtain equity financing on acceptable terms or at all, an increase in volatility of our ADS trading price, and a loss of confidence by shareholders, employees and business partners.

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

Our transfer pricing arrangements are not generally binding on applicable tax authorities. The price charged for products, services, or the royalty rates and other amounts paid for intellectual property rights, could be challenged by the various tax authorities, resulting in additional tax liability, interest or penalties. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a ‘‘permanent establishment’’ under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and financial condition.

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

Natural disasters, including earthquakes, fires, flooding, and health epidemics and pandemics among other things, could severely disrupt our business. If a natural disaster occurred, we may be unable to use all or a significant portion of our facilities, which could make it difficult or impossible for us to continue our business or a portion of our business for a substantial period of time. A natural disaster could also damage critical infrastructure and affect our third-party contract manufacturers. Our disaster recovery and business continuity plans are currently limited and may not prove adequate in the event of a serious natural disaster or similar event. As such, we could incur substantial expenses if a natural disaster occurs, which could have a material impact on our business, financial condition, results of operations and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Pursuant to the terms of our consultancy agreement with Gene Therapy Consulting S.r.l., we issued 5,252 ordinary shares to Gene Therapy Consulting S.r.l. on January 18, 2022 in consideration for a milestone that was deemed to have been met. The offer, sale and issuance of the shares is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

30.1#

Amendment to the Transitional Services Agreement, dated March 30, 2022, between the Company, Orchard Therapeutics North America and Frank Thomas (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-38722), filed with the Securities and Exchange Commission on March 30, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

#Indicates a management contract or any compensatory plan, contract or arrangement.

*	Indicates the exhibit is being furnished, not filed, with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: May 12, 2022	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)