Form 10-Q
period 2022-06-30
Orchard Therapeutics plc
filed 2022-08-04
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 126,458,312 ordinary shares, nominal value £0.10 per share, outstanding.

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
•
If we are unable to establish effective sales and marketing capabilities or enter into agreements with third parties to market, sell and gain reimbursement for Libmeldy and any product candidates that may be approved, our product revenue may be adversely affected and our business may suffer.
•
If the size and value of the market opportunities for our commercial products or product candidates are smaller than our estimates, or if we have difficulty in finding patients that meet eligibility requirements for Libmeldy or any of our product candidates, if approved, our product revenue may be adversely affected and our business may suffer.
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
•
the impact of inflation on our business, results of operations or financial condition;
•
the impact of geopolitical events, including the ongoing conflict between Russia and Ukraine; and

•
other risks and uncertainties, including those listed under the caption “Item 1A. Risk Factors” in this 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$53,470	$55,912
Marketable securities	117,421	164,195
Accounts receivable	4,129	1,480
Prepaid expenses and other current assets	19,077	23,011
Research and development tax credit receivable	11,226	30,723
Total current assets	205,323	275,321
Operating lease right-of-use-assets	25,455	24,316
Property and equipment, net	5,733	4,767
Restricted cash	4,266	4,266
Intangible assets, net	3,736	4,149
Research and development tax credit receivable	3,950	—
Other assets	10,696	9,590
Total assets	$259,159	$322,409
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,802	$10,008
Accrued expenses and other current liabilities	26,286	24,318
Deferred revenue, current	1,147	346
Operating lease liabilities	6,670	7,335
Notes payable, current	5,500	786
Total current liabilities	48,405	42,793
Notes payable, long-term	27,539	32,086
Deferred revenue, net of current portion	10,291	12,519
Operating lease liabilities, net of current portion	20,183	19,278
Other long-term liabilities	6,469	5,783
Total liabilities	112,887	112,459
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Ordinary shares, £0.10 par value, authority to allot up to a maximum nominal value of £13,023,851.50 of shares at June 30, 2022 and December 31, 2021, respectively; 126,436,213 and 125,674,095 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	16,353	16,253
Additional paid-in capital	949,325	940,675
Accumulated other comprehensive income	26,030	3,246
Accumulated deficit	(845,436)	(750,224)
Total shareholders’ equity	146,272	209,950
Total liabilities and shareholders’ equity	$259,159	$322,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue, net	$3,781	$—	$8,840	$—
Collaboration revenue	587	—	1,052	—
Total revenue	4,368	—	9,892	—
Costs and operating expenses:
Cost of product revenue	1,122	—	2,693	—
Research and development	21,965	21,750	50,199	42,785
Selling, general and administrative	13,730	14,263	27,029	28,314
Total costs and operating expenses	36,817	36,013	79,921	71,099
Loss from operations	(32,449)	(36,013)	(70,029)	(71,099)
Other income (expense):
Interest income	213	113	282	284
Interest expense	(672)	(593)	(1,347)	(1,131)
Other income (expense), net	(18,227)	634	(24,279)	1,992
Total other income (expense), net	(18,686)	154	(25,344)	1,145
Loss before income taxes	(51,135)	(35,859)	(95,373)	(69,954)
Income tax (expense) benefit	219	(750)	161	(1,837)
Net loss attributable to ordinary shareholders	$(50,916)	$(36,609)	$(95,212)	$(71,791)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.40)	$(0.29)	$(0.75)	$(0.60)
Weighted average ordinary shares outstanding, basic and diluted	127,854,596	125,952,834	127,775,132	120,421,781
Other comprehensive income (loss):
Foreign currency translation adjustment	17,450	(374)	23,045	(438)
Unrealized loss on marketable securities	(1)	(8)	(261)	(121)
Total other comprehensive income (loss):	17,449	(382)	22,784	(559)
Total comprehensive loss	$(33,467)	$(36,991)	$(72,428)	$(72,350)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss attributable to ordinary shareholders	$(95,212)	$(71,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,366	1,003
Share-based compensation	8,616	11,809
Non-cash interest expense	186	200
Amortization of provision on loss contract	(276)	(814)
Amortization of premium on marketable securities	189	761
Unrealized foreign currency and other non-cash adjustments	25,092	7,657
Changes in operating assets and liabilities:
Accounts receivable	(2,997)	893
Research and development tax credit receivable	13,289	(7,800)
Prepaid expenses, other current assets and other assets	769	(543)
Operating leases, right-of-use assets	2,777	2,518
Accounts payable, accrued expenses and other current liabilities	4,251	(14,341)
Deferred revenue	(138)	—
Operating lease liabilities	(3,887)	(4,846)
Net cash used in operating activities	(45,975)	(75,294)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	97,214	133,511
Purchases of marketable securities	(50,891)	(166,966)
Purchases of property and equipment	(1,572)	(935)
Receipt of funds from construction deposit	—	199
Net cash provided by (used in) investing activities	44,751	(34,191)
Cash flows from financing activities:
Proceeds from employee equity plans, net of taxes withheld	137	2,836
Proceeds from the issuance of ordinary shares in private placement	—	150,000
Payment of placement agent fees and offering costs	—	(6,355)
Proceeds from modification of credit facility, net of debt issuance costs paid	—	7,375
Net cash provided by financing activities	137	153,856
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,355)	423
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,442)	44,794
Cash, cash equivalents, and restricted cash, beginning of period	60,178	59,401
Cash, cash equivalents, and restricted cash, end of period	$57,736	$104,195
Supplemental disclosure of non-cash activities
Property and equipment and intangible assets included in accounts payable and accrued expenses	$1,046	$2,860
Supplemental disclosure of cash flow information:
Lease assets obtained in exchange for new operating lease liabilities, net	4,912	386
Non-cash adjustments to operating lease right-of-use assets and liabilities	530	—
Cash paid for interest	1,153	931

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	125,674,095	$16,253	$940,675	$3,246	$(750,224)	$209,950
Share-based compensation expense	—	—	4,660	—	—	4,660
Exercise of share options	222,381	28	(29)	—	—	(1)
Vesting of restricted stock units, net of shares withheld for taxes	3,217	1	(4)	—	—	(3)
Ordinary shares issued as part of a consulting agreement	5,252	1	—	—	—	1
Foreign currency translation	—	—	—	5,595	—	5,595
Unrealized loss on available for sale debt securities	—	—	—	(260)	—	(260)
Net loss attributable to ordinary shareholders	—	—	—	—	(44,296)	(44,296)
Balance at March 31, 2022	125,904,945	16,283	945,302	8,581	(794,520)	175,646
Share-based compensation expense	—	—	3,956	—	—	3,956
Exercise of share options	175,153	24	(23)	—	—	1
Issuance of ESPP shares	356,115	46	90	—	—	136
Foreign currency translation	—	—	—	17,450	—	17,450
Unrealized loss on available for sale debt securities	—	—	—	(1)	—	(1)
Net loss attributable to ordinary shareholders	—	—	—	—	(50,916)	(50,916)
Balance at June 30, 2022	126,436,213	$16,353	$949,325	$26,030	$(845,436)	$146,272

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434
Share-based compensation expense	—	—	6,268	—	—	6,268
Exercise of share options	1,319,493	172	2,650	—	—	2,822
Vesting of restricted stock units, net of shares withheld for taxes	45,746	6	(302)	—	—	(296)
Sale of ordinary shares and non-voting ordinary shares, net of issuance costs of $6,289	24,115,755	3,310	140,401	—	—	143,711
Foreign currency translation	—	—	—	(64)	—	(64)
Unrealized loss on available for sale debt securities	—	—	—	(113)	—	(113)
Net loss attributable to ordinary shareholders	—	—	—	—	(35,182)	(35,182)
Balance at March 31, 2021	123,764,597	15,995	920,211	196	(640,822)	295,580
Share-based compensation expense	—	—	5,541	—	—	5,541
Exercise of share options	15,725	2	7	—	—	9
Issuance of ESPP shares	102,775	13	288	—	—	301
Issuance costs associated with sale of voting and non-voting ordinary shares	—	—	(66)	—	—	(66)
Foreign currency translation	—	—	—	(374)	—	(374)
Unrealized loss on available for sale debt securities	—	—	—	(8)	—	(8)
Net loss attributable to ordinary shareholders	—	—	—	—	(36,609)	(36,609)
Balance at June 30, 2021	123,883,097	$16,010	$925,981	$(186)	$(677,431)	$264,374

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

In January 2022, the Company began to generate revenue from product sales of Libmeldy™ in Europe following the approval of Libmeldy by the European Commission in December 2020 for the treatment of early onset metachromatic leukodystrophy (“MLD”), characterized by biallelic mutations in the arylsulfatase-A ("ARSA") gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

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

Through June 30, 2022, the Company funded its operations primarily with proceeds from the sale of equity securities, including ADSs in the Company’s initial public offering (“IPO”) and follow-on offering, ordinary shares in the private placement, and convertible preferred shares. The Company has also financed its operations through proceeds from the Company’s senior term facilities agreement with MidCap Financial (Ireland) Limited, research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from the Company’s collaboration agreement and share purchase agreement with Pharming Group N.V., and proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. The Company has incurred recurring losses since its inception. As of June 30, 2022, the Company had an accumulated deficit of $845.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of June 30, 2022 of $170.9 million will be sufficient to fund its operations, capital expenditures and debt service payments for at least the next twelve months.

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

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses arising from transactions denominated in currencies other than the functional currency of the individual entity are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $24.3 million for the six months ended June 30, 2022 and realized and unrealized foreign currency transaction gains of $2.0 million for the six months ended June 30, 2021, which is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

Each reporting period, management evaluates which tax relief programs the Company is expected to be eligible for and records a reduction to research and development expense for the portion of the expense that it expects to qualify under the programs, that it plans to submit a claim for, and it has reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), management of the Company expects a proportion of expenditures being undertaken in relation to its pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the year ended December 31, 2022. The Company expects when it files its claim for the years ended December 31, 2021 and 2022, it will qualify under the SME regime.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$16,649	$21,044	$30,723	$17,344
Recognition of credit claims as offset to research and development expense	1,764	4,246	5,101	7,800
Receipt of credit claims	(1,916)	—	(18,390)	—
Foreign currency translation	(1,321)	81	(2,258)	227
Balance at end of period	$15,176	$25,371	$15,176	$25,371

As of June 30, 2022, the Company’s tax incentive receivable from the UK government was $15.2 million, of which $11.2 million was classified as current. As of December 31, 2021, the Company’s tax incentive receivable from the UK government was $30.7 million, all of which was classified as current.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheets. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account, as of June 30, 2022 and December 31, 2021. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at June 30, 2022 and December 31, 2021.

The Company includes the restricted cash balance in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (amounts in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$53,470	$55,912
Restricted cash	4,266	4,266
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$57,736	$60,178

The Company has $7.9 million in an escrow account associated with construction on the Fremont facility, for which the Company has ceased construction and build-out and subleased to a third-party. Subject to the terms of the lease and reduction provisions, this amount will be returned to the Company upon qualifying construction expenditure or will be returned in late 2022 to the extent construction expenses have not been incurred. The Company deposited $10.0 million into the account in the first quarter of 2020 and has received $2.1 million in receipts from the escrow funds for costs incurred to date. Of the $7.9 million remaining in the escrow account, the entire balance is classified within prepaid expenses in the condensed consolidated balance sheets based on the timing of when the Company expects funds to be returned from the escrow agent.

Accounts receivable

Accounts receivable arise from product revenue and amounts due from the Company's collaboration partners and have standard payment terms that generally require payment within 30 to 90 days. The amount from product revenue represents amounts due from distributors in Europe, which are recorded net of reserves for trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the three and six months ended June 30, 2022, the Company did not record any expected credit losses related to outstanding accounts receivable.

Product revenue, net

Libmeldy

In January 2022, the Company began generating product revenue from sales of Libmeldy in Europe following the approval of Libmeldy by the European Commission in December 2020 for the treatment of early onset MLD, characterized by biallelic mutations in the ARSA gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

The Company recognizes revenue when control of promised goods is transferred to a customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Control of the product transfers upon infusion of the product. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods the Company transfers to the customer is determined to be probable. In certain regions of Europe and the Middle East, the Company utilizes distributors to act in an agent capacity including for patient identification and other related functions. The Company is exclusively responsible for product fulfillment and retains inventory risk and pricing discretion of the product. Evaluation of these key indicators support the assertion that the Company maintains control over the product prior to delivery to the patient. The Company has concluded that it is the principal in these transactions and records the associated revenue on a gross basis.

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of June 30, 2022, the Company has not capitalized any costs to obtain contracts.

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is at a point in time once the patient has been infused. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenue, to account for the components of variable consideration. Variable consideration includes the following components: government rebates, including performance-based rebates, trade discounts and allowances, and other incentives, which are described below.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as a liability. The Company's estimates of reserves established for variable consideration are calculated based upon an application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and current expectations around final pricing. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following is a summary of the types of variable consideration the Company records:

Government rebates: The Company is subject to statutory government rebates on sales in certain European countries as well as estimated rebates in certain European countries because final pricing has not yet been negotiated. The Company records reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenue and a current liability that is included in accrued expenses on the Company’s condensed consolidated balance sheet. The Company is also subject to potential rebates in connection with performance criteria agreed upon with certain payors. The estimate for rebates is based on statutory discount rates, industry pricing data, current expectations around final pricing to be obtained, and historical experience of the performance of the Company’s products during clinical trials The Company classifies rebates within accrued expenses in the accompanying condensed consolidated balance sheets.

Trade discounts and allowances: The Company may offer customers discounts, such as prompt pay discounts to remit payment in accordance with the stated terms of the invoice and fees for distribution services. These discounts are explicitly stated in the contracts and recorded in the period the related product revenue is recognized. The Company estimates which customers will earn these discounts and fees and deducts these discounts and fees in full from gross product revenue and accounts receivable at the time the Company recognizes the related revenue. The Company classifies trade discounts and allowances as a reduction of accounts receivable within the accompanying condensed consolidated balance sheets.

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

Disaggregated Product Revenue Disclosures

The Company disaggregates revenue from contracts with customers by product type as it believes this presentation best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors, as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Libmeldy	$3,145	$—	$8,204	$—
Strimvelis	636	—	636	—
	$3,781	$—	$8,840	$—

During the three months ended June 30, 2022, the Company did not record any product revenue reserves. During the six months ended June 30, 2022, Libmeldy included product revenue reserves primarily related to governmental rebates of $1.2 million.

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

The following table below outlines the changes to the Strimvelis loss provision for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$3,057	$4,076	$3,419	$4,482
Amortization of loss provision	—	(368)	(276)	(814)
Foreign currency translation	(230)	28	(316)	68
Balance at end of period	$2,827	$3,736	$2,827	$3,736

Of the balance as of June 30, 2022 noted in the table above, $0.9 million is classified as current, and $2.0 million is classified as non-current.

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

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	As of June 30,
	2022	2021
Share options	13,894,428	12,625,435
Unvested performance-based restricted share units	500,989	692,668
	14,395,417	13,318,103

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

3. Fair value measurements and marketable securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2022 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of June 30, 2022 (amounts in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$14,739	$—	$—	$14,739
Commercial paper	—	8,991	—	8,991
Total cash equivalents	$14,739	$8,991	$—	$23,730
Marketable securities
Corporate bonds	$—	$41,436	$—	$41,436
Commercial paper	—	75,985	—	75,985
Total marketable securities	$—	$117,421	$—	$117,421
Total	$14,739	$126,412	$—	$141,151

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2021 (amounts in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,085	$—	$—	$21,085
Corporate bonds	—	7,321	—	7,321
Commercial paper	—	13,198	—	13,198
Total cash equivalents	$21,085	$20,519	$—	$41,604
Marketable securities
Corporate bonds	$—	$94,794	$—	$94,794
Commercial paper		69,401	—	69,401
Total marketable securities	$—	$164,195	$—	$164,195
Total	$21,085	$184,714	$—	$205,799

The carrying amount reflected on the condensed consolidated balance sheets for research and development tax incentive receivable, trade receivables, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable securities

The following table summarizes the Company’s level 2 cash equivalents and marketable securities as of June 30, 2022 (amounts in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$41,652	$—	$(216)	$—	$41,436
Commercial paper	85,188	—	(212)	—	84,976
Total	$126,840	$—	$(428)	$—	$126,412

The following table summarizes the Company’s level 2 cash equivalents and marketable securities as of December 31, 2021 (amounts in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$102,224	$—	$(109)	$—	$102,115
Commercial paper	82,657	—	(58)	—	82,599
Total	$184,881	$—	$(167)	$—	$184,714

The following table summarizes the Company’s debt securities by contractual maturity, as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30,	December 31,
	2022	2021
Maturities in one year or less	$122,192	$172,575
Maturities between one year and three years	4,220	12,139
Total	$126,412	$184,714

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (amounts in thousands):

	June 30,	December 31,
	2022	2021
Prepaid external research and development expenses	$2,271	$2,438
Inventories	1,919	2,016
Other prepayments	3,579	6,128
VAT receivable	1,122	1,169
Construction deposit - current	7,909	7,909
Non-trade receivables	2,277	3,351
Total prepaid expenses and other current assets	$19,077	$23,011

5. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following (amounts in thousands):

	June 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
License intangibles	$4,075	$(339)	$3,736	$4,329	$(180)	$4,149
Total	$4,075	$(339)	$3,736	$4,329	$(180)	$4,149

License intangibles consist of capitalized milestone payments or accruals of payments the Company has deemed probable upon receiving regulatory approval of Libmeldy in the EU. The license intangibles are being amortized on a straight-line basis over the remaining useful life of the related patents of approximately twelve years. For the three and six months ended June 30, 2022, amortization of intangible assets totaled $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2021, amortization of intangible assets was nil. The effect of foreign currency translation on the net carrying value of intangible assets for each of the three and six months ended June 30, 2022 was $0.2 million. The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (amounts in thousands):

Year Ending December 31,
2022 (Remaining six months)	$183
2023	354
2024	354
2025	354
2026	354
Thereafter	2,137
Total	$3,736

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	June 30,	December 31,
	2022	2021
Accrued external research and development expenses	$10,405	$9,273
Accrued payroll and related expenses	7,095	8,521
Accrued other	8,786	6,524
Total accrued expenses and other current liabilities	$26,286	$24,318

7. Notes payable

In May 2019, the Company entered into a senior term facilities agreement, which was amended in April 2020 (the “Original Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), as agent, and additional lenders from time to time (together with MidCap Financial, the “Lenders”), to borrow up to $75.0 million in term loans.

In May 2021, the Company amended and restated the Original Credit Facility (the “Amended Credit Facility”). Under the Amended Credit Facility, the Lenders agreed to make term loans available to the Company in the aggregate amount of $100.0 million, including increasing the principal on the initial term loan to $33.0 million, from $25.0 million. To date, the Company has borrowed $33.0 million under the amended initial term loan. The remaining $67.0 million under the Amended Credit Facility may be drawn down in the form of a second and third term loan, the second term loan being a $33.0 million term loan available no earlier than July 1, 2022 and no later than July 1, 2023 upon certain regulatory approvals and evidence of the Company having $100.0 million in cash and cash equivalent investments; and the third term loan being a $34.0 million term loan available no earlier than July 1, 2023 and no later than July 1, 2024 upon evidence of the Company having $100.0 million in cash and cash equivalent investments and attaining a pre-specified trailing 12-month revenue target.

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

Notes payable consist of the following (amounts in thousands):

	June 30,	December 31,
	2022	2021
Notes payable, net of issuance costs	$32,712	$32,669
Less: current portion	(5,500)	(786)
Notes payable, net of current portion	27,212	31,883
Accretion related to final payment	327	203
Notes payable, long term	$27,539	$32,086

As of June 30, 2022, the estimated future principal payments due are as follows (amounts in thousands):

Year Ending December 31,	Aggregate Minimum Payments
2022 (Remaining six months)	$786
2023	9,429
2024	9,429
2025	9,429
2026	5,084
Total	34,157
Less: current portion	(5,500)
Less: unamortized portion of final payment	(828)
Less: unamortized debt issuance costs	(290)
Notes payable, long term	$27,539

During the three months ended June 30, 2022 and 2021, the Company recognized $0.7 million and $0.6 million of interest expense, respectively, related to the term loan. During the six months ended June 30, 2022 and 2021, the Company recognized $1.3 million and $1.1 million of interest expense, respectively, related to the term loan. The effective annual interest rate for the three and six months ended June 30, 2022 on the outstanding debt under the term loan was approximately 8.1%.

8. Share-based compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors has determined not to make any further awards under the 2016 plan following the Company’s IPO. As of June 30, 2022, 4,576,090 shares remained available for issuance under the 2018 Plan, 721,500 shares remained available for issuance under the Inducement Plan, and 823,497 shares remained available for issuance under the ESPP.

Share option activity

The following table summarizes option activity under the plans for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	17,300,740	$6.57
Granted	3,165,732	0.56
Exercised	(397,534)	0.00
Forfeited	(2,845,240)	7.13
Outstanding at June 30, 2022	17,223,698	$5.52
Vested and expected to vest as of June 30, 2022	17,223,698	$5.52
Exercisable June 30, 2022	8,268,318	$6.84

The weighted-average grant date fair value of share options granted during the six months ended June 30, 2022 was $0.32 per share.

Restricted share units

Performance-based restricted share units

In April 2020, the Company granted 195,000 performance-based restricted share units restricted share units (“RSUs”) with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D. The award vests on January 2, 2024 as to 1/3 of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to achievement of specific clinical and regulatory milestones. No performance-based share unit performance conditions associated with this award were deemed probable and none vested during the three and six months ended June 30, 2022.

Time-based restricted share units

Time-based restricted share units generally vest in equal annual installments over a three-year period.

Restricted share unit activity

The following table summarizes award activity for the six months ended June 30, 2022:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	195,000	123,333	318,333	$6.41
Granted	—	2,112,842	2,112,842	0.46
Vested	—	(6,667)	(6,667)	(5.98)
Forfeited	—	(71,800)	(71,800)	0.46
Unvested and outstanding at June 30, 2022	195,000	2,157,708	2,352,708	$0.67

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,744	$2,135	$3,706	$5,011
General and administrative	2,212	3,406	4,910	6,798
	$3,956	$5,541	$8,616	$11,809

As of June 30, 2022, total unrecognized compensation cost related to unvested share options and time-based RSUs was approximately $24.3 million. This amount is expected to be recognized over a weighted average period of approximately 2.6 years. As of June 30, 2022, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $1.4 million, dependent upon achievement of the aforementioned milestones.

9. Restructuring charges

On March 30, 2022, the Company announced its commitment to focus on severe neurometabolic diseases and early research programs, and to discontinue its investment in and seek strategic alternatives for the Company’s programs in rare primary immune deficiencies, including OTL-103 for treatment of Wiskott Aldrich syndrome (“WAS”), OTL-102 for treatment of X-linked chronic granulomatous disease (“X-CGD”), and Strimvelis for adenosine deaminase severe combined immunodeficiency (“ADA-SCID”). The Company recognized a one-time charge in the first half of 2022 of approximately $1.9 million, which relates to employee-related termination costs. For the six months ended June 30, 2022, approximately $1.6 million and $0.4 million is recognized in research and development expenses and selling, general, and administrative expenses, respectively, in the Company's condensed consolidated statements of operations and comprehensive loss. The balance of the restructuring accrual was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. Activity for the three and six months ended June 30, 2022 is summarized as follows (amounts in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Balance at beginning of period	$2,481	$6
Charged to expense	—	2,481
Non-cash adjustments and foreign currency translation	(554)	(554)
Payments made	(1,089)	(1,095)
Balance at end of period	$838	$838

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

The Company will pay GSK non-refundable royalties and milestone payments in relation to the gene therapy programs acquired. The Company will pay a flat mid-single digit percentage royalty on the annual net sales of Strimvelis. The Company will also pay tiered royalty rates at a percentage beginning in the mid-teens up to twenty percent for the MLD and WAS products, upon marketing approval, calculated as percentages of aggregate cumulative net sales of the MLD and WAS products, respectively. The Company will pay a tiered royalty at a percentage from the high single-digits to low double-digit for the TDT product, upon marketing approval, calculated as percentages of aggregate annual net sales of the TDT product. These royalties owed to GSK are in addition to any royalties owed to other third parties under various license agreements for the GSK programs. In aggregate, the Company may pay up to £90.0 million in milestone payments upon achievement of certain sales milestones applicable to GSK. The Company’s royalty obligations with respect to MLD and WAS may be deferred for a certain period in the interest of prioritizing available capital to develop each product. The Company’s royalty obligations are subject to reduction on a product-by-product basis in the event of market control by biosimilars and will expire in April 2048. Other than Strimvelis, these royalty and milestone payments were not determined to be probable and estimable at the date of the acquisition or through June 30, 2022 and are not included as part of consideration.

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

As consideration for the licenses, the Company will be required to make payments to Telethon-OSR upon achievement of certain product development milestones, up to an aggregate of approximately €31.0 million ($32.4 million as of June 30, 2022). Additionally, the Company will be required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on annual sales of licensed products covered by patent rights on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third-party sublicenses of the collaboration programs.

In May 2019, the Company entered into a license agreement with Telethon-OSR, under which Telethon-OSR granted to the Company an exclusive worldwide license for the research, development, manufacture and commercialization of Telethon-OSR’s ex vivo autologous HSC lentiviral based gene therapy for the treatment of mucopolysaccharidosis type I, including the Hurler variant (“MPS-IH”). Under the terms of the agreement, Telethon-OSR received €15.0 million in upfront and milestone payments from the Company upon entering into the agreement, resulting in $17.2 million in in-process research and development expense. The Company is also required to pay up to €28.0 million ($29.3 million as of June 30, 2022) related to milestone payments contingent upon achievement of certain development, regulatory and commercial milestones. Additionally, the Company will be required to pay Telethon a tiered mid-single to low-double digit royalty percentage on annual net sales of licensed products.

Oxford BioMedica license, development and supply agreement

In November 2016, and amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica plc whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and whereby Oxford BioMedica will provide process development services (“Oxford BioMedica Development Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Development Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued another 75,413 ordinary shares to Oxford BioMedica with a total value of $0.8 million which was recorded to research and development expense. No milestones were met during the three and six months ended June 30, 2022. The Company may also pay low single-digit percentage royalties on net sales of collaborated product generated under the Oxford BioMedica Agreement.

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

Accounting Analysis

At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 1,227,738 of the Company’s ordinary shares as part of the SPA, and the license and collaboration agreement, which conveys the license and provides for the Company to provide research, development, manufacturing services for OTL-105. The Pharming Agreements were entered into concurrently as part of a single commercial objective, and the Company considers them a single arrangement for accounting purposes. The total upfront payments of $17.5 million comprises $4.1 million attributed to the equity sold to Pharming and $13.4 million attributed to the Collaboration Agreement. In determining the fair value of the common stock issued to Pharming as part of the SPA, the Company used an option pricing valuation model to take into consideration certain holding period restrictions on the shares. The fair value of the Company’s common shares was considered a level 2 fair value measurement within the fair value hierarchy. The most significant assumptions within the model are the Company’s stock price, the term of the restrictions and the stock price volatility, which is based upon historical volatility of the Company’s stock. Based on the fair value adjustments made by management, the fair value of the shares issued was determined to be $4.1 million with the excess proceeds of $3.4 million being allocated to the Collaboration Agreement.

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

The following table summarizes collaboration revenue recognized in connection with the Company’s performance under the Collaboration Agreement (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reimbursement revenue	$515	$—	$915	$—
Upfront and milestone payment revenue	72	—	137	—
Total	$587	$—	$1,052	$—

The Company had $0.5 million and $0.8 million due from Pharming included in accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company had contract liabilities of $11.4 million, which is classified as either current or long-term deferred revenue in the condensed consolidated balance sheets based on the period over which this is expected to be recognized. The deferred revenue balance represents the portion of the upfront payments received that are partially unsatisfied as of June 30, 2022.

12. Income taxes

The Company recorded an income tax benefit of $0.2 million and income tax expense of $0.8 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded an income tax benefit of $0.2 million and income tax expense of $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company records no income tax benefits for the net operating losses incurred in each period in the U.K due to the uncertainty regarding the realizability of the deferred tax asset. The Company's income tax relates to its subsidiaries in Europe and the U.S. The Company's income tax computed at its effective income tax rate for the three and six months ended June 30, 2022 differed from income taxes computed at the U.K. statutory tax rate primarily due to provision to return adjustments recorded for certain European subsidiaries, capitalization of research and experimental expenditures under the Internal Revenue Code Section 174, partially offset by an increase in the U.S. deduction for foreign derived intangible income and U.S. tax credits and share-based compensation. The Company's income tax computed at its effective income tax rate for the three and six months ended June 30, 2021 differed from income taxes computed at the U.K. statutory tax rate primarily due to share-based compensation shortfalls.

Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under Internal Revenue Code Section 174 must be capitalized over five years when performed in the U.S. and 15 years for research and experimental expenditures performed outside of the U.S.

13. Commitments and contingencies

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Manufacturing and technology development master agreement with AGC Biologics

The Company is party to an Agreement with AGC Biologic S.p.A (“AGC”) pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of June 30, 2022 (amounts in thousands):

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive transduction suites	Total remaining AGC commitment
2022 (Remaining six months)	$941	$2,899	$—	$3,840
2023	1,883	5,508	2,092	9,483
2024	1,883	5,508	2,092	9,483
2025	941	2,754	1,046	4,741
Total manufacturing commitments	$5,648	$16,669	$5,230	$27,547

* Tabular disclosure above has been translated to U.S. Dollar, from Euro, using the period end exchange rate of €1.00 to $1.05.

Lease commitments

The Company leases office and laboratory space and has an embedded lease at AGC. During the quarter ended March 31, 2022, the Company entered into a new lease in the U.K. for a period of 120 months. As of June 30, 2022, total future minimum payments due under this lease amount to $8.7 million. Other than this new lease, there have been no material changes to the Company’s lease commitments as reported in the Company’s Annual Report on Form 10-K.

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

14. Employee benefit plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company recoded expense of $0.5 million and $0.4 million in matching contributions for the three months ended June 30, 2022 and 2021, respectively. The Company recorded expense of $1.0 million and $0.9 million in matching contributions for the six months ended June 30, 2022 and 2021, respectively.

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

We have incurred significant operating losses since our inception. With the approval of Libmeldy in Europe, we are now focused on our transition from a primarily clinical development stage company to a commercial stage company. We plan to continue the implementation of our commercialization plan for Libmeldy for which near-term plans include:

•
Enabling patient identification via multi-pronged diagnostics initiatives and newborn screening;
•
Expanding global footprint by qualifying leading centers with transplant and disease area expertise;
•
Leveraging cross-border and treatment abroad reimbursement pathways in Europe, Middle East and Turkey; and
•
Securing market access via multi-stakeholder engagement with various payment models.

Our net losses were $95.2 million and $71.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $845.4 million. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $170.9 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

Recent developments

On March 30, 2022, we announced that we would focus on severe neurometabolic diseases and early research programs and discontinue our investment in and seek strategic alternatives for our programs in rare primary immune deficiencies, including OTL-103 for treatment of WAS, OTL-102 for treatment of X-CGD and Strimvelis for ADA-SCID. In March 2022 we also approved a restructuring pursuant to which our workforce was reduced by approximately 30%. The reduction in force took place and was substantially completed in the second quarter of 2022.

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

On May 28, 2021, we notified UCL Business Plc (“UCLB”) and The Regents of the University of California (“UCLA”) that we would terminate the license relating to OTL-101 for ADA-SCID, which was granted to us pursuant to the license agreement, dated February 6, 2016, among us, UCLB and UCLA, as amended (the “License Agreement”). On July 29, 2022, we finalized an agreement regarding the termination of the license (“Termination Agreement”) with UCLA and UCLB. In connection with the Termination Agreement, the license, certain intellectual property rights, know-how, materials, data and regulatory filings, documents and approvals, including those developed or funded by the Company, have reverted or been licensed to UCLA/UCLB for future development or partnering.

On February 9, 2021, we issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of our ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (together (i) and (ii), the “Private Placement”). The Private Placement resulted in net proceeds to us of $143.6 million after deducting placement agent fees of $6.0 million and other offering-related costs of $0.4 million. The ordinary shares and non-voting ordinary shares were sold pursuant to a securities purchase agreement we entered into with the purchasers named therein on February 4, 2021. All non-voting ordinary shares issued and sold in the Private Placement have since been converted to ordinary shares. The ADSs representing the ordinary shares issued in the Private Placement were registered for resale on an automatic shelf registration statement on Form S-3 filed with the SEC on April 8, 2021.

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

Components of our results of operations

Product revenue, net

We recognize product revenue, net, from sales of Libmeldy and Strimvelis in Europe. Product revenue is recorded net of estimates of variable consideration. Please read Note 2, Product revenue, net, to the condensed consolidated financial statements included in this Form 10-Q for further details of the reserves recorded for variable consideration. We expect that future sales of Libmeldy will fluctuate quarter over quarter. Strimvelis is distributed exclusively at the San Raffaele Hospital in Milan, Italy. We announced in March 2022 that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

We recognize collaboration revenue under our collaboration agreement with Pharming. Under revenue recognition guidance, we account for our obligations to provide the license and research, development, and manufacturing services under the agreement as a series of distinct services that are accounted for as a single performance obligation. We recognize revenue using the cost-to-cost input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The impact of any adjustment related to the estimated transaction price on revenue recorded to date is recognized in the period the adjustment is identified. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales consists of costs to manufacture, including raw materials, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties that are tied to sales.

A portion of our inventory includes raw materials that were expensed prior to approval of Libmeldy, referred to as zero cost inventories. Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is purchased, manufactured and sold. Therefore, the cost of product sales reflects a portion but not all of the manufacturing costs of our products. We expect to continue to use zero cost raw materials through 2023.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials or the manufacturing requirements to conduct those clinical trials. We expect that our research and development expenses will continue to decline due to the portfolio updates and workforce reduction we undertook in 2022 as well as the completion of certain activities to support an OTL-200 BLA submission.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in our executive, finance, commercial, corporate and business development, and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. Selling, general and administrative expenses also include distributor-related fees related to product sales analogous to a commission in arrangements where the distributor is considered to be an agent.

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Product revenue, net	$3,781	$—	$3,781
Collaboration revenue	587	—	587
Total revenue	4,368	—	4,368
Costs and operating expenses
Cost of product sales	1,122	—	1,122
Research and development	21,965	21,750	215
Selling, general and administrative	13,730	14,263	(533)
Total costs and operating expenses	36,817	36,013	804
Loss from operations	(32,449)	(36,013)	3,564
Other income (expense):
Interest income	213	113	100
Interest expense	(672)	(593)	(79)
Other income (expense):	(18,227)	634	(18,861)
Total other income (expense), net	(18,686)	154	(18,840)
Loss before income taxes	(51,135)	(35,859)	(15,276)
Income tax (expense) benefit	219	(750)	969
Net loss	$(50,916)	$(36,609)	$(14,307)

Revenue

Product revenue, net

During the three months ended June 30, 2022 and 2021, we recognized product revenue from sales of Libmeldy and Strimvelis in Europe as follows:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Libmeldy	$3,145	$—	$3,145
Strimvelis	636	—	636
	$3,781	$—	$3,781

Libmeldy received approval from the European Commission in December 2020, and we made our first commercial sales of Libmeldy during the quarter ended March 31, 2022.

We announced in March 2022 that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

During the three months ended June 30, 2022 and 2021, we recognized revenue of $0.6 million and nil, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the three months ended June 30, 2022 consisted of costs to manufacture, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties related to these sales. The gross margin on our product revenue, net for the three months ended June 30, 2022, was enhanced by our use of zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product sales for the three months ended June 30, 2022 would have been approximately $1.3 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$6,789	$3,439	$3,350
Primary immune deficiencies	2,174	6,268	(4,094)
Blood disorders	502	165	337
Other research and preclinical programs under development	1,149	1,619	(470)
Total direct research and development expenses:	10,614	11,491	(877)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	8,280	9,280	(1,000)
Share-based compensation	1,383	2,135	(752)
Restructuring costs	(494)	—	(494)
Amortization of Strimvelis loss provision	—	(368)	368
Research and development tax credit	(1,764)	(4,246)	2,482
Facility and other	3,946	3,458	488
Total indirect research and development expenses	11,351	10,259	1,092
Total research and development expenses	$21,965	$21,750	$215

Direct research and development expenses for neurometabolic programs increased by $3.4 million. Direct expenses associated with OTL-200 increased by $3.4 million compared to the three months ended June 30, 2021, primarily due to an increase in manufacturing and clinical development related costs. Direct research and development expenses for primary immune deficiency-related programs decreased by $4.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the de-prioritization of these programs.

Unallocated research and development costs and offsets to research and development expenses increased by $1.1 million compared to the three months ended June 30, 2021. The increase was primarily due to a decrease of $2.5 million in our U.K. Research and Development Tax Credit, which is recorded as an offset to research and development expense, partially offset by decreased personnel related costs of $1.0 million, shared-based compensation of $0.8 million and restructuring costs of $0.5 million. Research and development tax credits decreased by $2.5 million due to a decrease in qualifying costs. Decreased personnel and share-based costs were primarily due to the impact of our strategic restructuring plan that we undertook in the quarter ended March 31, 2022. We also recorded an adjustment to our restructuring accrual in the quarter ended June 30, 2022 for changes to our plan.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$4,408	$5,033	$(625)
Share-based compensation	2,362	3,406	(1,044)
Restructuring costs	23	—	23
Consulting, professional, and insurance-related costs	3,114	3,537	(423)
Marketing, promotions, and advocacy	1,540	1,049	491
Facilities and other costs	2,283	1,238	1,045
Total selling, general, and administrative expenses:	$13,730	$14,263	$(533)

Selling, general and administrative expenses were $13.7 million in the three months ended June 30, 2022, compared to $14.3 million in the three months ended June 30, 2021, a decrease of $0.5 million. Personnel and share-based compensation decreased by an aggregate $1.7 million as a function of lower headcount primarily due to our strategic restructuring we undertook in the quarter ended March 31, 2022. These decreases were partially offset by increases in facilities and other costs of $1.0 million, primarily due to increased shareholder and ADS administration costs and an increase of $0.5 million in marketing, promotions, and advocacy. Marketing, promotions, and advocacy increased due primarily to an increase of $0.9 million in distributor-related fees related to product sales analogous to a commission in arrangements where the distributor is considered to be an agent, partially offset by a decrease of $0.7 million in market access fees, a component of marketing, promotions, and advocacy costs.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2022 and 2021 consisted of losses of $18.7 million and income of $0.2 million, respectively. During the three months ended June 30, 2022, we had net realized and unrealized losses on foreign currency transactions of $18.2 million, compared to net realized and unrealized gains of $0.6 million for the three months ended June 30, 2021. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar to Pounds sterling exchange rate. Additionally, we had interest income of $0.2 million in the three months ended June 30, 2022, compared to $0.1 million in the three months ended June 30, 2021 and interest expense of $0.7 million, compared to $0.6 million. The increase in interest expense of $0.1 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is attributable to a higher outstanding principal balance.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Product revenue, net	$8,840	$—	$8,840
Collaboration revenue	1,052	—	1,052
Total revenue	9,892	—	9,892
Costs and operating expenses
Cost of product sales	2,693	—	2,693
Research and development	50,199	42,785	7,414
Selling, general and administrative	27,029	28,314	(1,285)
Total costs and operating expenses	79,921	71,099	8,822
Loss from operations	(70,029)	(71,099)	1,070
Other income (expense):
Interest income	282	284	(2)
Interest expense	(1,347)	(1,131)	(216)
Other income (expense):	(24,279)	1,992	(26,271)
Total other income (expense), net	(25,344)	1,145	(26,489)
Loss before income taxes	(95,373)	(69,954)	(25,419)
Income tax (expense) benefit	161	(1,837)	1,998
Net loss	$(95,212)	$(71,791)	$(23,421)

Revenue

Product revenue, net

During the six months ended June 30, 2022 and 2021, we recognized product revenue from sales of Libmeldy and Strimvelis in Europe as follows:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Libmeldy	$8,204	$—	$8,204
Strimvelis	636	—	636
	$8,840	$—	$8,840

Libmeldy received approval from the European Commission in December 2020, and we made our first commercial sales of Libmeldy during the quarter ended March 31, 2022.

We announced in March 2022 that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

During the six months ended June 30, 2022 and 2021, we recognized revenue of $1.1 million and nil, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the six months ended June 30, 2022 consisted of costs to manufacture, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties related to these sales. The gross margin on our product revenue, net for the six months ended June 30, 2022, was enhanced by our use of zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product sales for the six months ended June 30, 2022 would have been approximately $3.3 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$13,847	$9,180	$4,667
Primary immune deficiencies	5,657	8,871	(3,214)
Blood disorders	3,005	292	2,713
Other research and preclinical programs under development	2,239	2,649	(410)
Total direct research and development expenses:	24,748	20,992	3,756
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	17,213	18,233	(1,020)
Share-based compensation	3,538	5,011	(1,473)
Restructuring costs	1,570	—	1,570
Amortization of Strimvelis loss provision	(276)	(814)	538
Research and development tax credit	(5,101)	(7,800)	2,699
Facility and other	8,507	7,163	1,344
Total indirect research and development expenses	25,451	21,793	3,658
Total research and development expenses	$50,199	$42,785	$7,414

Direct research and development expenses for neurometabolic programs increased by $4.7 million. Direct expenses associated with OTL-200 increased by $6.1 million compared to the six months ended June 30, 2021, primarily due to an increase manufacturing and clinical development related costs. Direct expenses for OTL-201 decreased by $0.7 million compared to the six months ended June 30, 2021, primarily due to decreases in manufacturing and clinical costs. Direct expenses for OTL-203 decreased by $0.8 million, primarily due to a decrease of $1.2 million in manufacturing costs, partially offset by an increase in clinical costs of $0.7 million.

Direct research and development expenses for primary immune deficiency-related programs decreased by $3.2 million compared to the six months ended June 30, 2021,due to de-prioritization of the primary immune deficiency-related programs.

Direct research and development expenses for blood disorder-related programs increased by $2.7 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to accruing of long-term follow up cost associated with returning the program to the licensee and other wind-down costs relating to the programs.

Unallocated research and development costs and offsets to research and development expenses increased by $3.7 million compared to the six months ended June 30, 2021 due primarily to a decrease in our research and development tax credits, which is recorded as an offset to research and development expense, and increases in restructuring costs and facility and other. Research and development tax credits decreased by $2.7 million due to a decrease in qualifying costs. We recorded $1.6 million of restructuring charges in the six months ended June 30, 2022, primarily related to employee terminations. Facility and other increased by $1.3 million due to a $1.8 million increase in platform development costs, partially offset by a $0.5 million decrease in facilities and professional service fees. These increases in research and developments costs were partially offset by decreases in personnel costs and share based compensation of $1.0 million and $1.5 million, respectively, as a result of our reduced headcount as part of our strategic restructuring.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$9,037	$10,420	$(1,383)
Share-based compensation	5,060	6,797	(1,737)
Restructuring costs	440	105	335
Consulting, professional, and insurance-related costs	6,578	6,490	88
Marketing, promotions, and advocacy	2,313	2,152	161
Facilities and other costs	3,601	2,350	1,251
Total selling, general, and administrative expenses:	$27,029	$28,314	$(1,285)

Selling, general and administrative expenses were $27.0 million in the six months ended June 30, 2022, compared to $28.3 million in the six months ended June 30, 2021, a decrease of $1.3 million. Personnel and share-based compensation decreased by $3.1 million as a function of lower headcount during the first half of 2022, partially offset by $0.3 million of employee termination expenses incurred in connection with the strategic restructuring. Facilities and other costs increased by $1.3 million, primarily from increased shareholder and ADS administration costs.

Other (expense) income, net

Other (expense) income, net for the six months ended June 30, 2022 and 2021 consisted of losses of $25.3 million and income of $1.1 million, respectively. During the six months ended June 30, 2022, we had net realized and unrealized losses on foreign currency transactions of $24.3 million, compared to net realized and unrealized gains of $2.0 million for the six months ended June 30, 2021. These unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar to Pounds sterling exchange rate. Interest income was $0.3 million in each of the six months ended June 30, 2022 and 2021 and interest expense was $1.3 million and $1.1 million, respectively. The increase in interest expense of $0.2 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is attributable to a higher outstanding principal balance.

Liquidity and capital resources

From our inception through June 30, 2022, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We launched Libmeldy in Europe and generated product revenue during the three and six months ended June 30, 2022. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., and our Original Credit Facility and our Amended Credit Facility.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(45,975)	$(75,294)
Net cash provided by (used in) investing activities	44,751	(34,191)
Net cash provided by financing activities	137	153,856
Effect of exchange rate changes on cash and cash equivalents	(1,355)	423
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2,442)	$44,794

Operating activities

During the six months ended June 30, 2022, operating activities used $46.0 million of cash, primarily resulting from our net loss of $95.2 million, partially offset by net non-cash charges of $35.2 million and net cash provided by changes in our operating assets and liabilities of $14.1 million. Cash provided by changes in our operating assets and liabilities consisted primarily of a decrease in our research and development tax credit receivable of $13.3 million, an increase in accounts payable, accrued expenses and other currently liabilities of $4.3 million and a decrease $0.8 million of prepaid expenses, other current assets and other assets, partially offset by a $3.0 million increase in accounts receivable and a net change in our right-of-use assets and lease liabilities of $1.1 million. Non-cash charges to operating activities of $35.2 million was primarily due to unrealized foreign currency and other non-cash adjustments of $25.1 million, which consisted of unrealized foreign currency transaction losses of $23.9 million on intercompany accounts by our UK subsidiary and deferred income taxes of $1.2 million. Non-cash charges to operating activities also included $8.6 million in share-based compensation expense and depreciation and amortization expense of $1.4 million.

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

Investing activities

During the six months ended June 30, 2022, net cash provided by investing activities was $44.8 million, due to proceeds from sales and maturities of marketable securities of $97.2 million, partially offset by purchases of marketable securities of $50.9 million and purchases of property and equipment of $1.6 million.

During the six months ended June 30, 2021, net cash used in investing activities was $34.2 million, due to purchases of marketable securities of $167.0 million and purchases of property and equipment of $0.9 million, partially offset by proceeds from sales and maturities of marketable securities of $133.5 million.

Financing activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million, consisting of proceeds from employee equity plans.

During the six months ended June 30, 2021, net cash provided by financing activities was $153.9 million consisting of proceeds of $143.6 million from the issuance of ordinary shares in our private placement, net of offering costs, proceeds of $7.4 million from the modification of our debt facility, net of debt issuance costs paid and proceeds from employee equity plans of $2.8 million.

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

We believe our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses, capital expenditures and debt service payments into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

•
United Kingdom research and development tax credit
•
Accrued research and development expenses
•
Valuation of share-based compensation
•
Product revenue, net

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. Other than the below new critical accounting policy related to product revenue, net, there have been no material changes to our critical accounting policies since December 31, 2021.

Product revenue, net

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

We recognize revenue when control of promised goods is transferred to a customer at an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. Control of the product transfers upon infusion of the product. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfied the performance obligations. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods we transfer to the customer is determined to be probable. In certain regions of Europe and the Middle East, we utilize distributors to act in an agent capacity including for patient identification and other related functions. We are exclusively responsible for product fulfillment and retain inventory risk and pricing discretion of the product. Evaluation of these key indicators support our assertion that we maintain control over the product prior to delivery to the patient. We have concluded that we are the principal in these transactions and we record the associated revenue on a gross basis.

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of June 30, 2022, we have not capitalized any costs to obtain contracts.

We recognize product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is at a point in time once the patient has been infused. Product revenue is recorded at the net sales price, or transaction price. We record product revenue reserves, which are classified as a reduction in product revenue, to account for the components of variable consideration. Variable consideration includes the following components: government rebates, including performance-based rebates, trade discounts and allowances, and other incentives, which are described below.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as a liability. Our estimates of reserves established for variable consideration are calculated based upon an application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and current expectations around final pricing. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. The following is a summary of the types of variable consideration the Company records:

Government rebates: We are subject to statutory government rebates on sales in certain European countries as well as estimated rebates in certain European countries because final pricing has not yet been negotiated. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenue and a current liability that is included in accrued expenses on our condensed consolidated balance sheet. We are also subject to potential rebates in connection with performance criteria agreed upon with certain payors. The estimate for rebates is based on statutory discount rates, industry pricing data, current expectations around final pricing to be obtained, and historical experience of the performance of our products during clinical trials. .

Trade discounts and allowances: We may offer customers discounts, such as prompt pay discounts to remit payment in accordance with the stated terms of the invoice and fees for distribution services. These discounts are explicitly stated in the contracts and recorded in the period the related product revenue is recognized. Our payment terms can range from 30 days to under 1 year. We estimate which customers will earn these discounts and fees and deducts these discounts and fees in full from gross product revenue and accounts receivable at the time we recognize the related revenue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of June 30, 2022, we had cash, cash equivalents, marketable securities, and restricted cash of $175.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and US bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $33.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 5.95% plus LIBOR. As of June 30, 2022, the carrying value of the term loans under the credit facility was $27.5 million.

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

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars, and expects to continue to do so in the future. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. We recorded net realized and unrealized foreign currency losses of $18.2 million for the three months ended June 30, 2022 and net realized and unrealized foreign currency gains of $0.6 million for the three months ended June 30, 2021. We recorded net realized and unrealized foreign currency losses of $24.3 million for the six months ended June 30, 2022 and net realized and unrealized foreign currency gains of $2.0 million for the six months ended June 30, 2021. These foreign currency transaction gains and losses are primarily related to revaluation of intercompany balances that are denominated in U.S. dollar that are recorded on entities whose functional currency is not the U.S. Dollar. The losses are included in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2022, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2022, we were not a party to any material legal proceedings.

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

Since inception, we have incurred net losses. We incurred net losses of $95.2 million and $71.8 million for the six months ended June 30, 2022 and 2021, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Libmeldy in the European Union, building a global commercial infrastructure to support commercialization of Libmeldy (OTL-200) and our product candidates if such product candidates are approved, as well as refining our team. Prior to the approval of Libmeldy in Europe in December 2020, Strimvelis was our only product approved for sale, and in March 2022, we announced our decision to discontinue our investment in and seek alternatives for Strimvelis. Absent the realization of sufficient revenue from product sales of Libmeldy, and from sales of our current or future product candidates, if approved, we may never attain profitability.

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

Since receiving marketing authorization, only a limited number of patients have been treated with Strimvelis and Libmeldy. There is no assurance that revenue from sales of Libmeldy alone will be sufficient for us to become profitable. To become and remain profitable, we must develop and eventually commercialize product candidates with greater market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase as we seek to complete necessary preclinical studies and clinical trials of our product candidates, and manufacture, market and sell Libmeldy or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have only generated limited sales revenue to date, and we may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products. Although we have generated revenue from the sale of Libmeldy and Strimvelis in Europe, we will not achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. Our ability to generate future revenue from product sales depends heavily on our and or our collaborators’ success in:

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

We expect that we will continue to incur significant costs associated with commercializing Libmeldy in Europe and any other products for which we obtain marketing approval. Our expenses could increase beyond expectations if the FDA, the EMA or other regulatory authorities require us to perform clinical or other studies in addition to those that we currently anticipate or if we encounter delays or clinical holds in the development of our product candidates. Even if we generate more significant revenue from sales of Libmeldy in Europe and generate revenue from the sale of any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities during the first half of 2022, primarily due to our net loss of $95.2 million for that period. We expect to continue to incur substantial expenses in connection with our ongoing activities, which may increase over time, particularly as we (i) continue to commercialize Libmeldy in Europe, (ii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iii) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our ongoing activities, such as research and development programs and commercialization efforts.

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

Identifying potential product candidates and conducting preclinical testing and clinical trials, as well as preparing for the potential commercialization of these product candidates, is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any products other than Libmeldy and Strimvelis. In addition, Libmeldy and any other products for which we obtain and maintain marketing approval may not achieve commercial success. Any product revenue from our product candidates, if any, will be derived from or based on sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

We may seek to raise capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise capital through the sale of equity, convertible debt securities or other equity-based derivative securities, ownership percentages of all our shareholders may be diluted and the terms may include liquidation or other preferences that adversely affect their rights as shareholders. Any additional indebtedness we incur would result in additional increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise funds through strategic partnerships, alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our product candidates, or grant licenses on terms unfavorable to us. Adequate financing may not be available to us on acceptable terms, or at all. In the past several years, global credit and financial markets have experienced volatility, instability and disruptions, including as a result of the ongoing COVID-19 pandemic and other macroeconomic factors. The significant volatility in public equity markets and the disruptions to the U.S. and global economies may make it more difficult to raise capital through sales of our ADSs on favorable terms, or at all.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Russia’s invasion of Ukraine has led to, and may continue to cause, volatility in the capital markets. Volatility among foreign currencies could impact our results of operations. As an example, we had net realized and unrealized losses on foreign currency transactions of $24.3 million during the six months ended June 30, 2022, compared to net realized and unrealized gains of $2.0 million during the six months ended June 30, 2021. Unrealized gains and losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Accordingly, if we or any future collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

The FDA and comparable other regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. OTL-200 for MLD and OTL-103 for WAS received RMAT designation from the FDA, and OTL-203 for MPS-IH received a Priority Medicines, or PRIME, designation from EMA. Despite these designations, there can be no assurance that we will successfully obtain these or other designations for any of our other product candidates. In addition, while such designations could expedite the development or review process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

There could also be disagreements as to whether certain amounts are payable under our licensing and collaboration agreements. For example, there could be disputes as to whether certain milestone payments have been triggered. Such disputes would divert management attention, could harm our relationship with our collaborators or licensors, and could lead to payments that we do not currently anticipate.

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

We may enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our current and future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our and our collaborators’ abilities to successfully perform the functions assigned to each of us in these arrangements. Moreover, an unsuccessful outcome in any clinical trial for which our collaborator is responsible could be harmful to the public perception and prospects of our gene therapy platform.

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

Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. The FDA, EMA or comparable foreign regulatory authorities may deem the clinical data generated in our clinical trials unreliable and may require us to perform additional clinical trials before approving our marketing applications if, among other things, we fail to exercise adequate oversight over any of our academic partners or CROs or if our academic partners or CROs do not successfully carry out their respective contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements. We cannot assure that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

If the size and value of the market opportunities for our commercial products or product candidates are smaller than our estimates, or if we have difficulty in finding patients that meet eligibility requirements for Libmeldy, Strimvelis or any of our product candidates, if approved, our product revenue may be adversely affected and our business may suffer.

We focus our research and product development on treatments for immunological disorders and inherited neurometabolic and neurodegenerative genetic disorders. We base our market opportunity estimates on a variety of factors, including our estimates of the number of people who have these diseases, the potential scope of our approved product labels, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, various pricing scenarios, and our understanding of reimbursement policies for rare diseases in particular countries. These estimates are based on many assumptions and may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of these diseases. Estimating market opportunities can be particularly challenging for ultra-rare indications, such as the ones we currently address, as epidemiological data is often more limited than for more prevalent indications and can require additional assumptions to assess potential patient populations. For example, as we advance our product candidates towards commercialization, learn more about market dynamics and engage with regulators on potential marketing approvals, our view of the initial potential market opportunity for our products will become more refined. In some cases, the approved label may initially be directed to a narrower patient population with the opportunity to expand the label upon submission of additional clinical data. For example, in the case of Libmeldy, we are initially focused primarily on annual incidence of the disease. This means the initial market opportunity for Libmeldy may be smaller than the total addressable market opportunity that could be achieved over time. If we are unable to advance product candidates with attractive market opportunities, our future product revenue may be smaller than anticipated and our business may suffer. Patient identification efforts also influence the ability to address a patient population. If efforts in patient identification are unsuccessful or less impactful than anticipated, for instance, because of a lack of newborn screening or diagnostic initiatives, inadequate disease awareness among healthcare providers, or otherwise, we may not address the entirety of the opportunity we are seeking. As a result, patients may be difficult to identify and access, the addressable patient population in the United States, Europe and elsewhere may turn out to be lower than expected, or patients may not be otherwise amenable to treatment with our products, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenue from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. Some countries may also require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we are able to generate from the sale of the product in that particular country. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

In March 2022, we announced (i) that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD and (ii) a reduction of our workforce of approximately 30%. The workforce reduction may negatively impact our clinical, regulatory, technical operations and commercial functions, which could have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

In the event we decide to conduct additional clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer or other processing of personal data regarding individuals in the EEA or the UK, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, where required obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, and taking certain measures when engaging third-party processors, including concluding data processing agreements, where required appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules and restrictions on the transfer of personal data to countries outside the EEA or the UK, including the United States (see below), and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20.0 million (£17.5 million) or 4% of annual global revenue, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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

Based upon our ordinary shares outstanding as of June 30, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 51% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

We may benefit in the future from the United Kingdom’s “patent box” regime, which allows certain profits attributable to revenue from patented products (and other qualifying income) to be taxed at an effective rate of 10%. We are the exclusive licensee or owner of several patent applications which, if issued, would cover our product candidates, and accordingly, future upfront fees, milestone fees, product revenue and royalties could be taxed at this tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the UK research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Lease Agreement, dated April 5, 2022, among 245 Hammersmith Road Nominee 1 Limited, 245 Hammersmith Road Nominee 2 Limited, 245 Hammersmith Road Limited Partnership, and Orchard Therapeutics (Europe) Limited.

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

# Indicates a management contract or any compensatory plan, contract or arrangement.

* Indicates the exhibit is being furnished, not filed, with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: August 4, 2022	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)