Form 10-Q
period 2022-09-30
Orchard Therapeutics plc
filed 2022-11-14
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38722

ORCHARD THERAPEUTICS PLC

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Hammersmith Road London, United Kingdom	W6 8PW
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 203 808-8286

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one ordinary share, nominal value £0.10 per share	ORTX	The Nasdaq Capital Market

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

As of November 10, 2022, the registrant had 126,689,717 ordinary shares, nominal value £0.10 per share, outstanding.

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
•
We are not currently in compliance with the minimum bid price rule of the Nasdaq Capital Market, and a delisting could limit the liquidity of our ADSs, increase their volatility and hinder our ability to raise capital.

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
•
our ability to comply with the listing requirements of The Nasdaq Capital Market;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$80,751	$55,912
Marketable securities	65,803	164,195
Accounts receivable	4,233	1,480
Prepaid expenses and other current assets	16,991	23,011
Research and development tax credit receivable	11,475	30,723
Total current assets	179,253	275,321
Operating lease right-of-use-assets	23,133	24,316
Property and equipment, net	7,804	4,767
Restricted cash	4,266	4,266
Intangible assets, net	3,487	4,149
Research and development tax credit receivable	4,312	—
Other assets	11,795	9,590
Total assets	$234,050	$322,409
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,518	$10,008
Accrued expenses and other current liabilities	28,267	24,318
Deferred revenue, current	1,375	346
Operating lease liabilities	6,248	7,335
Notes payable, current	7,857	786
Total current liabilities	50,265	42,793
Notes payable, long-term	25,265	32,086
Deferred revenue, net of current portion	9,101	12,519
Operating lease liabilities, net of current portion	19,083	19,278
Other long-term liabilities	6,633	5,783
Total liabilities	110,347	112,459
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Ordinary shares, £0.10 par value, authority to allot up to a maximum nominal value of £13,023,851.50 of shares at September 30, 2022 and December 31, 2021, respectively; 126,572,749 and 125,674,095 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	16,370	16,253
Additional paid-in capital	952,761	940,675
Accumulated other comprehensive income	47,573	3,246
Accumulated deficit	(893,001)	(750,224)
Total shareholders’ equity	123,703	209,950
Total liabilities and shareholders’ equity	$234,050	$322,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue, net	$5,377	$700	$14,217	$700
Collaboration revenue	400	492	1,452	492
Total revenue	5,777	1,192	15,669	1,192
Costs and operating expenses:
Cost of product revenue	1,645	226	4,338	226
Research and development	18,103	20,846	68,302	63,631
Selling, general and administrative	11,496	13,039	38,525	41,353
Total costs and operating expenses	31,244	34,111	111,165	105,210
Loss from operations	(25,467)	(32,919)	(95,496)	(104,018)
Other income (expense):
Interest income	404	65	686	349
Interest expense	(799)	(683)	(2,146)	(1,814)
Other expense, net	(22,787)	(4,041)	(47,066)	(2,049)
Total other expense, net	(23,182)	(4,659)	(48,526)	(3,514)
Loss before income taxes	(48,649)	(37,578)	(144,022)	(107,532)
Income tax benefit (expense)	1,084	1,133	1,245	(704)
Net loss attributable to ordinary shareholders	$(47,565)	$(36,445)	$(142,777)	$(108,236)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.37)	$(0.29)	$(1.12)	$(0.88)
Weighted average ordinary shares outstanding, basic and diluted	128,132,092	127,376,562	127,895,426	122,765,516
Other comprehensive income:
Foreign currency translation adjustment	21,459	3,826	44,504	3,388
Unrealized gain (loss) on marketable securities	84	94	(177)	(27)
Total other comprehensive income	21,543	3,920	44,327	3,361
Total comprehensive loss	$(26,022)	$(32,525)	$(98,450)	$(104,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss attributable to ordinary shareholders	$(142,777)	$(108,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,020	1,651
Share-based compensation	12,084	17,198
Non-cash interest expense	279	297
Amortization of provision on loss contract	(276)	(898)
Amortization of premium on marketable securities	66	1,162
Deferred income taxes	2,318	758
Unrealized foreign currency and other non-cash adjustments	46,215	10,277
Changes in operating assets and liabilities:
Accounts receivable	(3,058)	(213)
Research and development tax credit receivable	11,315	(13,498)
Prepaid expenses, other current assets and other assets	(303)	(2,452)
Operating leases, right-of-use assets	4,059	3,725
Accounts payable, accrued expenses and other current liabilities	7,171	(9,473)
Deferred revenue	(178)	13,725
Operating lease liabilities	(4,420)	(5,724)
Other long-term liabilities	1,582	—
Net cash used in operating activities	(63,903)	(91,701)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	169,360	198,013
Purchases of marketable securities	(71,206)	(242,315)
Purchases of property and equipment	(6,030)	(1,955)
Payments on intangible assets	—	(887)
Receipt of funds from construction deposit	—	216
Net cash provided by (used in) investing activities	92,124	(46,928)
Cash flows from financing activities:
Proceeds from employee equity plans, net of taxes withheld	118	2,761
Proceeds from the issuance of ordinary shares in private placement	—	150,000
Payment of placement agent fees and offering costs	—	(6,355)
Proceeds from issuance of shares as part of collaboration agreement	—	4,135
Proceeds from modification of credit facility, net of debt issuance costs paid	—	7,375
Net cash provided by financing activities	118	157,916
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,500)	(98)
Net increase in cash, cash equivalents and restricted cash	24,839	19,189
Cash, cash equivalents, and restricted cash, beginning of period	60,178	59,401
Cash, cash equivalents, and restricted cash, end of period	$85,017	$78,590
Supplemental disclosure of noncash activities
Property and equipment and intangible assets included in accounts payable and accrued expenses	$—	$2,870
Supplemental disclosure of cash flow information:
Lease assets obtained in exchange for new operating lease liabilities, net	4,912	350
Non-cash adjustments to operating lease right-of-use assets and liabilities	530	—
Cash paid for interest	1,843	1,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

(unaudited)

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	125,674,095	$16,253	$940,675	$3,246	$(750,224)	$209,950
Share-based compensation expense	—	—	4,660	—	—	4,660
Exercise of share options	222,381	28	(29)	—	—	(1)
Vesting of restricted stock units, net of shares withheld for taxes	3,217	1	(4)	—	—	(3)
Ordinary shares issued as part of a consulting agreement	5,252	1	—	—	—	1
Foreign currency translation	—	—	—	5,595	—	5,595
Unrealized loss on available for sale debt securities	—	—	—	(260)	—	(260)
Net loss attributable to ordinary shareholders	—	—	—	—	(44,296)	(44,296)
Balance at March 31, 2022	125,904,945	16,283	945,302	8,581	(794,520)	175,646
Share-based compensation expense	—	—	3,956	—	—	3,956
Exercise of share options	175,153	24	(23)	—	—	1
Issuance of ESPP shares	356,115	46	90	—	—	136
Foreign currency translation	—	—	—	17,450	—	17,450
Unrealized loss on available for sale debt securities	—	—	—	(1)	—	(1)
Net loss attributable to ordinary shareholders	—	—	—	—	(50,916)	(50,916)
Balance at June 30, 2022	126,436,213	16,353	949,325	26,030	(845,436)	146,272
Share-based compensation expense	—	—	3,468	—	—	3,468
Exercise of share options	115,551	15	(15)	—	—	—
Vesting of restricted stock units, net of shares withheld for taxes	20,985	2	(17)	—	—	(15)
Foreign currency translation	—	—	—	21,459	—	21,459
Unrealized gain on available for sale debt securities	—	—	—	84	—	84
Net loss attributable to ordinary shareholders	—	—	—	—	(47,565)	(47,565)
Balance at September 30, 2022	126,572,749	$16,370	$952,761	$47,573	$(893,001)	$123,703

				Accumulated
			Additional	Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434
Share-based compensation expense	—	—	6,268	—	—	6,268
Exercise of share options	1,319,493	172	2,650	—	—	2,822
Vesting of restricted stock units, net of shares withheld for taxes	45,746	6	(302)	—	—	(296)
Sale of ordinary shares and non-voting ordinary shares, net of issuance costs of $6,289	24,115,755	3,310	140,401	—	—	143,711
Foreign currency translation	—	—	—	(64)	—	(64)
Unrealized loss on available for sale debt securities	—	—	—	(113)	—	(113)
Net loss attributable to ordinary shareholders	—	—	—	—	(35,182)	(35,182)
Balance at March 31, 2021	123,764,597	15,995	920,211	196	(640,822)	295,580
Share-based compensation expense	—	—	5,541	—	—	5,541
Exercise of share options	15,725	2	7	—	—	9
Issuance of ESPP shares	102,775	13	288	—	—	301
Issuance costs associated with sale of voting and non-voting ordinary shares	—	—	(66)	—	—	(66)
Foreign currency translation	—	—	—	(374)	—	(374)
Unrealized loss on available for sale debt securities	—	—	—	(8)	—	(8)
Net loss attributable to ordinary shareholders	—	—	—	—	(36,609)	(36,609)
Balance at June 30, 2021	123,883,097	16,010	925,981	(186)	(677,431)	264,374
Share-based compensation expense	—	—	5,389	—	—	5,389
Exercise of share options	356,217	47	(43)	—	—	4
Vesting of restricted stock units, net of shares withheld for taxes	18,901	2	(81)	—	—	(79)
Issuance of shares as part of collaboration agreement	1,227,738	170	3,965	—	—	4,135
Foreign currency translation	—	—	—	3,826	—	3,826
Unrealized gain on available for sale debt securities	—	—	—	94	—	94
Net loss attributable to ordinary shareholders	—	—	—	—	(36,445)	(36,445)
Balance at September 30, 2021	125,485,953	$16,229	$935,211	$3,734	$(713,876)	$241,298

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

The Company is a public limited company incorporated pursuant to the laws of England and Wales. The Company has American Depositary Shares (“ADSs”) registered with the U.S. Securities and Exchange Commission (the “SEC”). The ADSs were listed on the Nasdaq Global Select Market on October 31, 2018 and were transferred to the Nasdaq Capital Market on September 13, 2022. The Company’s ADSs each represent one ordinary share of the Company.

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

Through September 30, 2022, the Company funded its operations primarily with proceeds from the sale of equity securities, including ADSs in the Company’s initial public offering (“IPO”) and follow-on offering, ordinary shares in the private placement, and convertible preferred shares. The Company has also financed its operations through proceeds from the Company’s senior term facilities agreement with MidCap Financial (Ireland) Limited, research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from the Company’s collaboration agreement and share purchase agreement with Pharming Group N.V., and proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. The Company has incurred recurring losses since its inception. As of September 30, 2022, the Company had an accumulated deficit of $893.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents, and marketable securities on hand as of September 30, 2022 of $146.6 million will be sufficient to fund its operations, capital expenditures and debt service payments for at least the next twelve months.

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

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses arising from transactions denominated in currencies other than the functional currency of the individual entity are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $47.1 million for the nine months ended September 30, 2022 and realized and unrealized foreign currency transaction losses of $2.0 million for the nine months ended September 30, 2021, which is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expense in the condensed consolidated statement of operations and comprehensive loss. The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the periods (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$15,176	$25,371	$30,723	$17,343
Recognition of credit claims as offset to research and development expense	1,974	5,698	7,075	13,498
Receipt of credit claims	—	—	(18,390)	—
Foreign currency translation	(1,363)	(843)	(3,621)	(615)
Balance at end of period	$15,787	$30,226	$15,787	$30,226

As of September 30, 2022, the Company’s tax incentive receivable from the UK government was $15.8 million, of which $11.5 million was classified as current. As of December 31, 2021, the Company’s tax incentive receivable from the UK government was $30.7 million, all of which was classified as current.

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheets. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account, as of September 30, 2022 and December 31, 2021. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at September 30, 2022 and December 31, 2021.

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

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$80,751	$55,912
Restricted cash	4,266	4,266
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$85,017	$60,178

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

Accounts receivable

Accounts receivable arise from product revenue and amounts due from the Company's collaboration partners and have standard payment terms that generally require payment within 30 to 90 days. The amount from product revenue represents amounts due from distributors in Europe, which are recorded net of reserves for trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the three and nine months ended September 30, 2022, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of September 30, 2022, the Company has not capitalized any costs to obtain contracts.

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

Disaggregated Product Revenue Disclosures

The following table presents the Company’s net revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Libmeldy	$4,781	$—	$12,985	$—
Strimvelis	596	700	1,232	700
	$5,377	$700	$14,217	$700

During the three and nine months ended September 30, 2022, Libmeldy included product revenue reserves primarily related to governmental rebates of $1.1 million and $2.3 million, respectively.

Strimvelis loss provision

As part of its transaction with Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development LTD (together, “GSK”), the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available (see Note 12). Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with Strimvelis and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a reduction in research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and adjusts this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of the future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for updates to estimates of potential future losses.

The following table below outlines the changes to the Strimvelis loss provision for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$2,827	$3,735	$3,419	$4,482
Amortization of loss provision	—	(84)	(276)	(898)
Foreign currency translation	(228)	(105)	(544)	(38)
Balance at end of period	$2,599	$3,546	$2,599	$3,546

Of the balance as of September 30, 2022 noted in the table above, $1.2 million is classified as current, and $1.4 million is classified as non-current.

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

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	As of September 30,
	2022	2021
Share options	13,134,055	14,659,035
Unvested performance-based restricted share units	2,326,543	663,500
	15,460,598	15,322,535

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

3. Fair value measurements and marketable securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2022 and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1 and Level 2 financial assets.

The following table summarizes the Company’s cash equivalents and marketable securities as of September 30, 2022 (amounts in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$7,823	$—	$—	$7,823
Corporate bonds	—	997	—	997
Commercial paper	—	36,976	—	36,976
Total cash equivalents	$7,823	$37,973	$—	$45,796
Marketable securities
U.S. government securities	$—	$998	$—	$998
Corporate bonds	—	28,589	—	28,589
Commercial paper	—	36,216	—	36,216
Total marketable securities	$—	$65,803	$—	$65,803
Total	$7,823	$103,776	$—	$111,599

The following table summarizes the Company’s cash equivalents and marketable securities as of December 31, 2021 (amounts in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,085	$—	$—	$21,085
Corporate bonds	—	7,321	—	7,321
Commercial paper	—	13,198	—	13,198
Total cash equivalents	$21,085	$20,519	$—	$41,604
Marketable securities
Corporate bonds	$—	$94,794	$—	$94,794
Commercial paper	—	69,401	—	69,401
Total marketable securities	$—	$164,195	$—	$164,195
Total	$21,085	$184,714	$—	$205,799

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

Marketable securities

The following table summarizes the Company’s level 2 cash equivalents and marketable securities as of September 30, 2022 (amounts in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$1,000	$—	$(3)	$—	$997
Corporate bonds	29,835	—	(249)	—	29,586
Commercial paper	73,285	—	(92)	—	73,193
Total	$104,120	$—	$(344)	$—	$103,776

The following table summarizes the Company’s level 2 cash equivalents and marketable securities as of December 31, 2021 (amounts in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$102,224	$—	$(109)	$—	$102,115
Commercial paper	82,657	—	(58)	—	82,599
Total	$184,881	$—	$(167)	$—	$184,714

The following table summarizes the Company’s debt securities by contractual maturity, as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30,	December 31,
	2022	2021
Maturities in one year or less	$99,835	$172,575
Maturities between one year and three years	3,941	12,139
Total	$103,776	$184,714

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (amounts in thousands):

	September 30,	December 31,
	2022	2021
Prepaid external research and development expenses	$1,401	$2,438
Inventories	2,334	2,016
Other prepayments	1,950	6,128
VAT receivable	1,071	1,169
Construction deposit - current	7,909	7,909
Non-trade receivables	2,326	3,351
Total prepaid expenses and other current assets	$16,991	$23,011

5. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following (amounts in thousands):

	September 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
License intangibles	$3,892	$(405)	$3,487	$4,329	$(180)	$4,149
Total	$3,892	$(405)	$3,487	$4,329	$(180)	$4,149

License intangibles consist of capitalized milestone payments or accruals of payments the Company has deemed probable upon receiving regulatory approval of Libmeldy in the EU. The license intangibles are being amortized on a straight-line basis over the remaining useful life of the related patents of approximately twelve years. For the three and nine months ended September 30, 2022, amortization of intangible assets totaled $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2021, amortization of intangible assets was nil. The effect of foreign currency translation on the net carrying value of intangible assets for the three and nine months ended September 30, 2022 was $0.2 million and $0.4 million, respectively. The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (amounts in thousands):

Year Ending December 31,
2022 (Remaining three months)	$84
2023	348
2024	348
2025	348
2026	348
Thereafter	2,011
Total	$3,487

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	September 30,	December 31,
	2022	2021
Accrued external research and development expenses	$10,843	$9,273
Accrued payroll and related expenses	10,074	8,521
Accrued governmental rebates	2,658	—
Accrued other	4,692	6,524
Total accrued expenses and other current liabilities	$28,267	$24,318

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

Notes payable consist of the following (amounts in thousands):

	September 30,	December 31,
	2022	2021
Notes payable, net of issuance costs	$32,734	$32,669
Less: current portion	(7,857)	(786)
Notes payable, net of current portion	24,877	31,883
Accretion related to final payment	388	203
Notes payable, long term	$25,265	$32,086

As of September 30, 2022, the estimated future principal payments due are as follows (amounts in thousands):

Year Ending December 31,	Aggregate Minimum Payments
2022 (Remaining three months)	$786
2023	9,429
2024	9,429
2025	9,429
2026	5,082
Total	34,155
Less: current portion	(7,857)
Less: unamortized portion of final payment	(767)
Less: unamortized debt issuance costs	(266)
Notes payable, long term	$25,265

The effective annual interest rate for the three and nine months ended September 30, 2022 on the outstanding debt under the term loan was approximately 9.5% and 8.6%, respectively.

8. Share-based compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors has determined not to make any further awards under the 2016 plan following the Company’s IPO. As of September 30, 2022, 5,390,077 shares remained available for issuance under the 2018 Plan, 721,500 shares remained available for issuance under the Inducement Plan, and 823,497 shares remained available for issuance under the ESPP.

Share option activity

The following table summarizes option activity under the plans for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2021	17,300,740	$6.57
Granted	3,506,832	0.56
Exercised	(513,085)	—
Forfeited	(3,813,224)	6.87
Outstanding at September 30, 2022	16,481,263	$5.42
Vested and expected to vest as of September 30, 2022	16,481,263	$5.42
Exercisable September 30, 2022	9,072,380	$6.68

The weighted-average grant date fair value of share options granted during the nine months ended September 30, 2022 was $0.32 per share.

Restricted share units

Performance-based restricted share units

In April 2020, the Company granted 195,000 performance-based restricted share units restricted share units (“RSUs”) with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D. The award vests on January 2, 2024 as to one-third of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to achievement of specific clinical and regulatory milestones. No performance-based share unit performance conditions associated with this award were deemed probable and none vested during the three and nine months ended September 30, 2022.

Time-based restricted share units

Time-based restricted share units generally vest in equal annual installments over a three-year period.

Restricted share unit activity

The following table summarizes award activity for the nine months ended September 30, 2022:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	195,000	123,333	318,333	$6.41
Granted	—	2,163,188	2,163,188	0.46
Vested	—	(55,001)	(55,001)	(5.58)
Forfeited	—	(281,900)	(281,900)	(0.65)
Unvested and outstanding at September 30, 2022	195,000	1,949,620	2,144,620	$0.55

Share-based compensation expense

Share-based compensation expense recorded as research and development and general and administrative expenses is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,445	$2,096	$5,151	$7,106
Selling, general and administrative	2,023	3,293	6,933	10,092
	$3,468	$5,389	$12,084	$17,198

As of September 30, 2022, total unrecognized compensation cost related to unvested share options and time-based RSUs was approximately $18.3 million. This amount is expected to be recognized over a weighted average period of approximately 2.4 years. As of September 30, 2022, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $1.4 million, dependent upon achievement of the aforementioned milestones.

9. Restructuring charges

On March 30, 2022, the Company announced its commitment to focus on severe neurometabolic diseases and early research programs, and to discontinue its investment in and seek strategic alternatives for the Company’s programs in rare primary immune deficiencies, including OTL-103 for treatment of Wiskott Aldrich syndrome (“WAS”), OTL-102 for treatment of X-linked chronic granulomatous disease (“X-CGD”), and Strimvelis for adenosine deaminase severe combined immunodeficiency (“ADA-SCID”). The Company recognized a one-time charge in the nine months ended September 30, 2022 of approximately $1.7 million, which relates to employee-related termination costs, of which $1.4 million and $0.3 million was recognized in research and development expenses and selling, general, and administrative expenses, respectively, in the Company's condensed consolidated statements of operations and comprehensive loss. Activity for the three and nine months ended September 30, 2022 is summarized as follows (amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Balance at beginning of period	$838	$6
Charged to expense	—	2,481
Non-cash adjustments and foreign currency translation	(206)	(760)
Payments made	(632)	(1,727)
Balance at end of period	$—	$—

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

The Company will pay GSK non-refundable royalties and milestone payments in relation to the gene therapy programs acquired. The Company will pay a flat mid-single digit percentage royalty on the annual net sales of Strimvelis. The Company will also pay tiered royalty rates at a percentage beginning in the mid-teens up to twenty percent for the MLD and WAS products, upon marketing approval, calculated as percentages of aggregate cumulative net sales of the MLD and WAS products, respectively. The Company will pay a tiered royalty at a percentage from the high single-digits to low double-digit for the TDT product, upon marketing approval, calculated as percentages of aggregate annual net sales of the TDT product. These royalties owed to GSK are in addition to any royalties owed to other third parties under various license agreements for the GSK programs. In aggregate, the Company may pay up to £90.0 million in milestone payments upon achievement of certain sales milestones applicable to GSK. The Company’s royalty obligations with respect to MLD and WAS may be deferred for a certain period in the interest of prioritizing available capital to develop each product. The Company’s royalty obligations are subject to reduction on a product-by-product basis in the event of market control by biosimilars and will expire in April 2048. Other than Strimvelis, these royalty and milestone payments were not determined to be probable and estimable at the date of the acquisition or through September 30, 2022 and are not included as part of consideration.

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

As consideration for the licenses, the Company will be required to make payments to Telethon-OSR upon achievement of certain product development milestones, up to an aggregate of approximately €31.0 million ($30.6 million as of September 30, 2022). Additionally, the Company will be required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on annual sales of licensed products covered by patent rights on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third-party sublicenses of the collaboration programs.

In May 2019, the Company entered into a license agreement with Telethon-OSR, under which Telethon-OSR granted to the Company an exclusive worldwide license for the research, development, manufacture and commercialization of Telethon-OSR’s ex vivo autologous HSC lentiviral based gene therapy for the treatment of mucopolysaccharidosis type I, including the Hurler variant (“MPS-IH”). Under the terms of the agreement, Telethon-OSR received €15.0 million in upfront and milestone payments from the Company upon entering into the agreement, resulting in $17.2 million in in-process research and development expense. The Company is also required to pay up to €28.0 million ($27.6 million as of September 30, 2022) related to milestone payments contingent upon achievement of certain development, regulatory and commercial milestones. Additionally, the Company will be required to pay Telethon a tiered mid-single to low-double digit royalty percentage on annual net sales of licensed products.

Oxford BioMedica license, development and supply agreement

In November 2016, and amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica plc whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and whereby Oxford BioMedica will provide process development services (“Oxford BioMedica Development Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Development Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued another 75,413 ordinary shares to Oxford

BioMedica with a total value of $0.8 million which was recorded to research and development expense. No milestones were met during the three and nine months ended September 30, 2022. The Company may also pay low single-digit percentage royalties on net sales of collaborated product generated under the Oxford BioMedica Agreement.

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

The following table summarizes collaboration revenue recognized in connection with the Company’s performance under the Collaboration Agreement (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reimbursement revenue	$359	$428	$1,274	$428
Upfront and milestone payment revenue	41	64	178	64
Total	$400	$492	$1,452	$492

The Company had $0.4 million and $0.8 million due from Pharming included in accounts receivable as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company had contract liabilities of $10.5 million, which is classified as either current or long-term deferred revenue in the condensed consolidated balance sheets based on the period over which this is expected to be recognized. The deferred revenue balance represents the portion of the upfront payments received that are partially unsatisfied as of September 30, 2022.

12. Income taxes

The Company recorded an income tax benefits of $1.1 million for each of the three months ended September 30, 2022 and 2021. The Company recorded an income tax benefit of $1.2 million and income tax expense of $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company records no income tax benefits for the net operating losses incurred in each period in the U.K due to the uncertainty regarding the realizability of the deferred tax asset. The Company's income tax relates to its subsidiaries in Europe and the U.S. The Company's income tax computed at its effective income tax rate for the three and nine months ended September 30, 2022 differed from income taxes computed at the U.K. statutory tax rate primarily due to an increase in the U.S. deduction for foreign derived intangible income and U.S. tax credits resulting from the capitalization of research and experimental expenditures in the U.S. subsidiary under the Internal Revenue Code Section 174 and provision to return adjustments recorded for the US and certain European subsidiaries. The Company's income tax computed at its effective income tax rate for the three and nine months ended September 30, 2021 differed from income taxes computed at the U.K. statutory tax rate primarily due to share-based compensation shortfalls.

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

Manufacturing and technology development master agreement with AGC Biologics

The Company is party to an Agreement with AGC Biologic S.p.A (“AGC”) pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of September 30, 2022 (amounts in thousands):

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive transduction suites	Total remaining AGC commitment
2022 (Remaining three months)	$444	$1,299	$—	$1,743
2023	1,776	5,196	1,973	8,945
2024	1,776	5,196	1,973	8,945
2025	888	2,598	987	4,473
Total manufacturing commitments	$4,884	$14,289	$4,933	$24,106

* Tabular disclosure above has been translated to U.S. Dollar, from Euro, using the period end exchange rate of €1.00 to $0.99.

Lease commitments

The Company leases office and laboratory space and has an embedded lease at AGC. During the quarter ended March 31, 2022, the Company entered into a new lease in the U.K. for a period of 120 months. As of September 30, 2022, total future minimum payments due under this lease amount to $8.0 million. Other than this new lease, there have been no material changes to the Company’s lease commitments as reported in the Company’s Annual Report on Form 10-K.

Compliance with Nasdaq Continued Listing Requirements

As previously disclosed, on April 4, 2022, the Company received written notice from the Nasdaq Stock Market (“Nasdaq”) indicating that the closing bid price of the Company’s ADSs was below $1.00 per share for 30 consecutive business days, and that, therefore, the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), which is the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. The Company was afforded an initial period until October 3, 2022 to regain compliance.

On September 13, 2022, the ADSs were transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and companies on the Nasdaq Capital Market must meet certain financial and corporate governance requirements to qualify for continued listing. The ADSs continue to be listed and traded under the symbol “ORTX”. In connection with the transfer to the Nasdaq Capital Market, on October 4, 2022, Nasdaq granted the Company a second period of 180 days, or until April 3, 2023, to regain compliance with the minimum bid price requirement of $1.00 per share for a minimum of ten consecutive trading days. Nasdaq’s decision to approve the Company’s application to transfer to the Nasdaq Capital Market was based on the Company meeting the listing requirements of the Nasdaq Capital Market with the exception of the minimum bid requirement. The Company notified Nasdaq that it intended to cure the minimum bid price deficiency during the compliance period by implementing an adjustment to the Company’s ADS-to-ordinary share ratio, if necessary, prior to the expiration of the compliance period. The Company will continue to actively monitor its compliance with the minimum bid price requirement and will evaluate available options to regain compliance. If the Company fails to regain compliance during the additional compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s ADSs, at which point the Company would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), but there can be no assurance that the Panel would grant the Company’s request for continued listing.

14. Employee benefit plans

The Company makes contributions to private defined contribution employee benefit plans on behalf of its employees. The Company provides employee contributions of up to six percent of each employee’s annual salary based on the jurisdiction the employees are located. The Company recorded expense of $0.3 million and $0.5 million in matching contributions for the three months ended September 30, 2022 and 2021, respectively. The Company recorded expense of $1.3 million and $1.4 million in matching contributions for the nine months ended September 30, 2022 and 2021, respectively.

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

Our net losses were $142.8 million and $108.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $893.0 million. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $146.6 million, excluding amounts held in escrow deposits. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

Recent developments

On March 30, 2022, we announced that we would focus on severe neurometabolic diseases and early research programs and discontinue our investment in and seek strategic alternatives for our programs in rare primary immune deficiencies, including OTL-103 for treatment of WAS, OTL-102 for treatment of X-CGD and Strimvelis for ADA-SCID. In March 2022 we also approved a restructuring pursuant to which our workforce was reduced by approximately 30%. The reduction in force took place and was completed in the third quarter of 2022.

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
Other income (expense)

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

Other expense, net

Other expense, net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Product revenue, net	$5,377	$700	$4,677
Collaboration revenue	400	492	(92)
Total revenue	5,777	1,192	4,585
Costs and operating expenses
Cost of product sales	1,645	226	1,419
Research and development	18,103	20,846	(2,743)
Selling, general and administrative	11,496	13,039	(1,543)
Total costs and operating expenses	31,244	34,111	(2,867)
Loss from operations	(25,467)	(32,919)	7,452
Other income (expense):
Interest income	404	65	339
Interest expense	(799)	(683)	(116)
Other expense, net	(22,787)	(4,041)	(18,746)
Total other expense, net	(23,182)	(4,659)	(18,523)
Loss before income taxes	(48,649)	(37,578)	(11,071)
Income tax benefit	1,084	1,133	(49)
Net loss	$(47,565)	$(36,445)	$(11,120)

Revenue

Product revenue, net

During the three months ended September 30, 2022 and 2021, we recognized product revenue from sales of Libmeldy and Strimvelis in Europe as follows:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Libmeldy	$4,781	$—	$4,781
Strimvelis	596	700	(104)
	$5,377	$700	$4,677

Libmeldy received approval from the European Commission in December 2020, and we made our first commercial sales of Libmeldy during the quarter ended March 31, 2022.

We announced in March 2022 that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

During the three months ended September 30, 2022 and 2021, we recognized revenue of $0.4 million and $0.5 million, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the three months ended September 30, 2022 consisted of costs to manufacture, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties related to these sales. The gross margin on our product revenue, net for the three months ended September 30, 2022, was enhanced by our use of zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product sales for the three months ended September 30, 2022 would have been approximately $2.0 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$5,139	$7,029	$(1,890)
Primary immune deficiencies	1,213	3,976	(2,763)
Blood disorders	113	263	(150)
Other research and preclinical programs under development	947	1,056	(109)
Total direct research and development expenses	7,412	12,324	(4,912)
Research and discovery and unallocated costs:
Personnel related (excluding share-based compensation)	7,596	8,610	(1,014)
Share-based compensation	1,445	2,096	(651)
Restructuring costs	(125)	—	(125)
Amortization of Strimvelis loss provision	—	(84)	84
Research and development tax credit	(1,974)	(5,698)	3,724
Facility and other	3,749	3,598	151
Total indirect research and development expenses	10,691	8,522	2,169
Total research and development expenses	$18,103	$20,846	$(2,743)

Direct research and development expenses for neurometabolic programs decreased by $1.9 million. Direct expenses for OTL-203 decreased by $1.8 million, primarily due to a decrease in manufacturing costs. Direct expenses for OTL-201 also decreased by $0.5 million compared to the three months ended September 30, 2021, primarily due to decreases in clinical trial costs and manufacturing costs. These decreases were partially offset by an increase in direct expenses associated with OTL-200 of $0.4 million compared to the three months ended September 30, 2021, primarily due to an increase in clinical development related costs, partially offset by a decrease in manufacturing and diagnostics costs. Direct research and development expenses for primary immune deficiency-related programs decreased by $2.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the de-prioritization of these programs.

Unallocated research and development costs and offsets to research and development expenses increased by $2.2 million compared to the three months ended September 30, 2021. The increase was primarily due to a decrease of $3.7 million in our U.K. research and development tax credit, which is recorded as an offset to research and development expense, partially offset by decreased personnel related costs of $1.0 million and shared-based compensation of $0.7 million. Research and development tax credits decreased due to a decrease in qualifying costs. Decreased personnel and share-based costs were primarily due to the impact of our strategic restructuring plan that we undertook in the quarter ended March 31, 2022.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$4,219	$4,866	$(647)
Share-based compensation	2,023	3,293	(1,270)
Restructuring costs	(107)	—	(107)
Consulting, professional, and insurance-related costs	2,700	2,878	(178)
Marketing, promotions, and advocacy	927	1,516	(589)
Facilities and other costs	1,734	486	1,248
Total selling, general, and administrative expenses	$11,496	$13,039	$(1,543)

Selling, general and administrative expenses were $11.5 million in the three months ended September 30, 2022, compared to $13.0 million in the three months ended September 30, 2021, a decrease of $1.5 million. Personnel and share-based compensation decreased by an aggregate $1.9 million as a function of lower headcount primarily due to our strategic restructuring we undertook in the quarter ended March 31, 2022 and by $0.6 million in marketing, promotions, and advocacy. Marketing, promotions, and advocacy decreased primarily due to a decrease of $0.7 million in market access fees, partially offset by an increase of $0.2 million in distributor-related fees related to product sales analogous to a commission in arrangements where the distributor is considered to be an agent. These decreases were partially offset by increases in facilities and other costs of $1.2 million, primarily due to increased shareholder and ADS administration costs.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2022 and 2021 consisted of expense of $23.2 million and $4.7 million, respectively. During the three months ended September 30, 2022, we had net realized and unrealized losses on foreign currency transactions of $22.8 million, comprised primarily of unrealized losses, compared to net realized and unrealized losses of $4.0 million for the three months ended September 30, 2021. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar to Pounds sterling exchange rate. Interest income was $0.4 million in the three months ended September 30, 2022, compared to $0.1 million in the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Product revenue, net	$14,217	$700	$13,517
Collaboration revenue	1,452	492	960
Total revenue	15,669	1,192	14,477
Costs and operating expenses
Cost of product sales	4,338	226	4,112
Research and development	68,302	63,631	4,671
Selling, general and administrative	38,525	41,353	(2,828)
Total costs and operating expenses	111,165	105,210	5,955
Loss from operations	(95,496)	(104,018)	8,522
Other income (expense):
Interest income	686	349	337
Interest expense	(2,146)	(1,814)	(332)
Other expense, net	(47,066)	(2,049)	(45,017)
Total other expense, net	(48,526)	(3,514)	(45,012)
Loss before income taxes	(144,022)	(107,532)	(36,490)
Income tax benefit (expense)	1,245	(704)	1,949
Net loss	$(142,777)	$(108,236)	$(34,541)

Revenue

Product revenue, net

During the nine months ended September 30, 2022 and 2021, we recognized product revenue from sales of Libmeldy and Strimvelis in Europe as follows:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Libmeldy	$12,985	$—	$12,985
Strimvelis	1,232	700	532
	$14,217	$700	$13,517

Libmeldy received approval from the European Commission in December 2020, and we made our first commercial sales of Libmeldy during the quarter ended March 31, 2022.

We announced in March 2022 that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

During the nine months ended September 30, 2022 and 2021, we recognized revenue of $1.5 million and $0.5 million, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the nine months ended September 30, 2022 consisted of costs to manufacture, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties related to these sales. The gross margin on our product revenue, net for the nine months ended September 30, 2022, was enhanced by our use of zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product sales for the nine months ended September 30, 2022 would have been approximately $5.3 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$18,986	$16,209	$2,777
Primary immune deficiencies	6,870	12,847	(5,977)
Blood disorders	3,118	555	2,563
Other research and preclinical programs under development	3,186	3,705	(519)
Total direct research and development expenses	32,160	33,316	(1,156)
Research and discovery and unallocated costs:
Personnel related (excluding share-based compensation)	24,641	26,843	(2,202)
Share-based compensation	5,151	7,106	(1,955)
Restructuring costs	1,445	—	1,445
Amortization of Strimvelis loss provision	(276)	(898)	622
Research and development tax credit	(7,075)	(13,498)	6,423
Facility and other	12,256	10,762	1,494
Total indirect research and development expenses	36,142	30,315	5,827
Total research and development expenses	$68,302	$63,631	$4,671

Direct research and development expenses for neurometabolic programs increased by $2.8 million. Direct expenses associated with OTL-200 increased by $6.5 million compared to the nine months ended September 30, 2021, primarily due to an increase in clinical development related costs and manufacturing costs. Direct expenses for OTL-203 decreased by $2.6 million, primarily due to a decrease in manufacturing costs, partially offset by an increase in clinical costs. Direct expenses for OTL-201 decreased by $1.2 million compared to the nine months ended September 30, 2021, primarily due to decreases in clinical trial costs and manufacturing costs.

Direct research and development expenses for primary immune deficiency-related programs decreased by $6.0 million compared to the nine months ended September 30, 2021, due to de-prioritization of the primary immune deficiency-related programs.

Direct research and development expenses for blood disorder-related programs increased by $2.6 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to accruing of long-term follow up cost associated with returning the program to the licensee and other wind-down costs relating to the programs.

Unallocated research and development costs and offsets to research and development expenses increased by $5.8 million compared to the nine months ended September 30, 2021 due primarily to a decrease in our research and development tax credits, which is recorded as an offset to research and development expense, and increases in restructuring costs and facility and other. Research and development tax credits decreased by $6.4 million due to a decrease in qualifying costs. We recorded $1.4 million of restructuring charges in the nine months ended September 30, 2022, primarily related to employee terminations. Facility and other increased by $1.5 million due to increases in platform development costs. These increases in research and developments costs were partially offset by decreases in personnel costs and share based compensation of $2.2 million and $2.0 million, respectively, as a result of our reduced headcount as part of our strategic restructuring.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$13,406	$15,391	$(1,985)
Share-based compensation	6,933	10,092	(3,159)
Restructuring costs	333	—	333
Consulting, professional, and insurance-related costs	9,278	9,368	(90)
Marketing, promotions, and advocacy	3,240	3,668	(428)
Facilities and other costs	5,335	2,834	2,501
Total selling, general, and administrative expenses	$38,525	$41,353	$(2,828)

Selling, general and administrative expenses were $38.5 million in the nine months ended September 30, 2022, compared to $41.4 million in the nine months ended September 30, 2021, a decrease of $2.8 million. Personnel and share-based compensation decreased by $2.0 million and $3.2 million, respectively, as a function of lower headcount due to our strategic restructuring. Facilities and other costs increased by $2.5 million, primarily from increased shareholder and ADS administration costs.

Other income (expense), net

Other (expense) income, net for the nine months ended September 30, 2022 and 2021 consisted of expense of $48.5 million and $3.5 million, respectively. During the nine months ended September 30, 2022, we had net realized and unrealized losses on foreign currency transactions of $47.1 million, comprised primarily of unrealized losses, compared to net realized and unrealized losses of $2.0 million for the nine months ended September 30, 2021. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar to Pounds sterling exchange rate. Interest expense was $2.1 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest expense is attributable to a higher outstanding principal balance. Interest income was $0.7 million and $0.3 million in the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and capital resources

From our inception through September 30, 2022, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We launched Libmeldy in Europe and generated product revenue during the three and nine months ended September 30, 2022. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., and our Original Credit Facility and our Amended Credit Facility.

On February 27, 2020 we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. On March 24, 2022, we delivered written notice to Cowen to terminate the Sales Agreement, effective as of March 30, 2022, pursuant to Section 11(b) thereof. Prior to termination, we had not sold any ADSs pursuant to the Sales Agreement. As a result of the termination of the Sales Agreement, we will not offer or sell any ADSs under the Sales Agreement. On October 6, 2022 we entered into a Sales Agreement with Guggenheim Securities, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $30.0 million.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(63,903)	$(91,701)
Net cash provided by (used in) investing activities	92,124	(46,928)
Net cash provided by financing activities	118	157,916
Effect of exchange rate changes on cash and cash equivalents	(3,500)	(98)
Net increase in cash, cash equivalents, and restricted cash	$24,839	$19,189

Operating activities

During the nine months ended September 30, 2022, operating activities used $63.9 million of cash, primarily resulting from our net loss of $142.8 million, partially offset by net non-cash charges of $62.7 million and net cash provided by changes in our operating assets and liabilities of $16.2 million. Cash provided by changes in our operating assets and liabilities consisted primarily of a decrease in our research and development tax credit receivable of $11.3 million, an increase in accounts payable, accrued expenses and other current liabilities of $7.2 million and an increase in other long-term liabilities of $1.6 million, partially offset by an increase in accounts receivable of $3.1 million. Non-cash charges to operating activities was primarily due to unrealized foreign currency and other non-cash adjustments of $46.2 million, which consisted primarily of unrealized foreign currency transaction losses of $46.1 million on intercompany accounts by our UK subsidiary and changes in deferred income taxes of $2.3 million. Non-cash charges to operating activities also included $12.1 million in share-based compensation expense and depreciation and amortization expense of $2.0 million.

During the nine months ended September 30, 2021, operating activities used $91.7 million of cash, primarily resulting from our net loss of $108.2 million. Cash usage from changes in our operating assets and liabilities was $13.9 million, which was primarily driven by an increase in our research and development tax credit receivable of $13.5 million. Accounts payable, accrued expenses, and other current liabilities used $10.3 million. These declines were offset by $13.7 million in cash inflows from deferred revenue associated with our collaboration agreement with Pharming. Non-cash adjustments to operating activities of $30.4 million was primarily due to $17.2 million in non-cash share-based compensation expense. Further, there were unrealized foreign currency adjustments of $10.3 million, which was primarily driven by unrealized foreign currency losses on intercompany accounts by our U.K. subsidiary.

Investing activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $92.1 million, due to proceeds from sales and maturities of marketable securities of $169.4 million, partially offset by purchases of marketable securities of $71.2 million and purchases of property and equipment of $6.0 million.

During the nine months ended September 30, 2021, net cash used in investing activities was $46.9 million, due to purchases of marketable securities of $242.3 million, purchases of property and equipment of $2.0 million and payments on intangible assets of $0.9 million, partially offset by proceeds from sales and maturities of marketable securities of $198.0 million.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.1 million, consisting of net proceeds from employee equity plans.

During the nine months ended September 30, 2021, net cash provided by financing activities was $157.9 million consisting of proceeds of $150.0 million from the issuance of ordinary shares in our private placement, net of offering costs, proceeds of $7.4 million from the modification of our debt facility, net of debt issuance costs paid, proceeds from the issuance of shares as part of the collaboration agreement of $4.1 million and proceeds from employee equity plans of $2.8 million.

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

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of September 30, 2022, we have not capitalized any costs to obtain contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of September 30, 2022, we had cash, cash equivalents, marketable securities, and restricted cash of $150.8 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and US bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $33.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 5.95% plus LIBOR. As of September 30, 2022, the carrying value of the term loans under the credit facility was $33.1 million.

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

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars, and expects to continue to do so in the future. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. We recorded net realized and unrealized foreign currency losses of $22.8 million and $47.1 million for the three and nine months ended September 30, 2022, respectively. These foreign currency transaction losses are primarily related to revaluation of intercompany balances that are denominated in U.S. dollar that are recorded on entities whose functional currency is not the U.S. Dollar. The losses are included in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2022, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2022, we were not a party to any material legal proceedings.

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

Since inception, we have incurred net losses. We incurred net losses of $142.8 million and $108.2 million for the nine months ended September 30, 2022 and 2021, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares and through sales of our ADSs in our initial public offering and follow-on offering. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Libmeldy in the European Union, building a global commercial infrastructure to support commercialization of Libmeldy (OTL-200) and our product candidates if such product candidates are approved, as well as refining our team. Prior to the approval of Libmeldy in Europe in December 2020, Strimvelis was our only product approved for sale, and in March 2022, we announced our decision to discontinue our investment in and seek alternatives for Strimvelis. Absent the realization of sufficient revenue from product sales of Libmeldy, and from sales of our current or future product candidates, if approved, we may never attain profitability.

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

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities during the nine months ended September 30, 2022, primarily due to our net loss of $142.8 million for that period. We expect to continue to incur substantial expenses in connection with our ongoing activities, which may increase over time, particularly as we (i) continue to commercialize Libmeldy in Europe, (ii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iii) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our ongoing activities, such as research and development programs and commercialization efforts.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Russia’s invasion of Ukraine has led to, and may continue to cause, volatility in the capital markets. Volatility among foreign currencies could impact our results of operations. As an example, we had net realized and unrealized losses on foreign currency transactions of $47.1 million during the nine months ended September 30, 2022, compared to net realized and unrealized losses of $2.0 million during the nine months ended September 30, 2021. Unrealized gains and losses are driven primarily by intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar.

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

For example, although the FDA cleared our IND application for OTL-200 in 2020 and we received Regenerative Medicine Advanced Therapy, or RMAT, designation in 2021, there can be no guarantee we will be successful in resolving open matters to the FDA’s satisfaction before the intended BLA submission, in which case the adequacy of our clinical endpoints, natural history analysis and CMC data package to support a potential BLA submission and approval will be review issues. The FDA recently recommended that we seek clinical feedback as part of a Type B meeting in order to address these open matters, including FDA's questions regarding the comparability of treated subjects and natural history subjects, classification of subjects, clinical endpoints and statistical analysis plan, and complete our ongoing CMC interactions, prior to any BLA submissions. We continue to engage with the FDA as we seek to address its recommendations and identify expeditious paths to market for our product candidates.

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

The corporate restructuring announced in March 2022 and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business, and we may experience difficulties in managing our current and any future restructurings.

In March 2022, we announced (i) that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD and (ii) a reduction of our workforce of approximately 30%. The workforce reduction could negatively impact our clinical, regulatory, technical operations and commercial functions, which could have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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
•
the trading volume of our ADSs.

In addition, companies trading in the stock market in general, and the Nasdaq Capital Market and in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

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

Based upon our ordinary shares outstanding as of September 30, 2022, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 52% of our ordinary shares and ADSs. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of September 30, 2022, we had outstanding 126,572,749 voting shares. The holders of 8,611,375 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, as of September 30, 2022, 16,727,785 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

We are not currently in compliance with the minimum bid price rule of the Nasdaq Capital Market, and a delisting could limit the liquidity of our ADSs, increase their volatility and hinder our ability to raise capital.

On April 4, 2022, we received a letter from the Nasdaq Stock Market (“Nasdaq”) stating that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market because the closing bid price for our ADSs was below $1.00 per share for 30 consecutive business days. The Company was afforded an initial period until October 3, 2022 to regain compliance.

On September 13, 2022, the ADSs were transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and companies on the Nasdaq Capital Market must meet certain financial and corporate governance requirements to qualify for continued listing. The ADSs continue to be listed and traded under the symbol “ORTX”. In connection with the transfer to the Nasdaq Capital Market, on October 4, 2022, Nasdaq granted the Company a second period of 180 days, or until April 3, 2023, to regain compliance with the minimum bid price requirement of $1.00 per share for a minimum of ten consecutive trading days. We are monitoring the closing bid price of our ADSs and we are evaluating our options for regaining compliance, which could include adjusting the ADS-to-ordinary share ratio.

If we fail to regain compliance during the additional compliance period, then Nasdaq will notify us of its determination to delist the ADSs, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”), but there can be no assurance that the Panel would grant a request for continued listing.

Delisting from the Nasdaq Capital Market could make trading our ADSs more difficult for investors, potentially leading to declines in the trading price of our ADSs and decreased liquidity. We cannot ensure that our ADSs, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the-counter system. Other consequences of delisting could include an adverse effect on our ability to obtain equity financing on acceptable terms or at all, an increase in volatility of our ADS trading price, and a loss of confidence by shareholders, employees and business partners.

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

10.1#

Amended and Restated Employment Agreement, dated October 4, 2022, among Orchard Therapeutics plc, Orchard Therapeutics North America and Frank Thomas (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Indicates a management contract or any compensatory plan, contract or arrangement.

^ Indicates the exhibit is being furnished, not filed, with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: November 14, 2022	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)