Form 10-K
period 2022-12-31
Orchard Therapeutics plc
filed 2023-03-14
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

London W6 8PW

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares, nominal value £0.10 per share, held by non-affiliates was approximately $74 million, based on the last sale price of the Company's American Depositary Shares at the close of business on June 30, 2022.

As of March 10, 2023, the Registrant had 183,984,499 ordinary shares, nominal value £0.10 per share, outstanding, which if all held in ADS form would be represented by 18,398,449 American Depositary Shares, each representing ten ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 Annual General Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•
The results from our clinical trials for any of our product candidates may not be sufficiently robust to support marketing approval or the submission of marketing approval. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration or the European Medicines Agency may require us to conduct additional clinical trials or evaluate patients for an additional follow-up period.
•
Interim data and ad hoc analyses are preliminary in nature. Success in pre-clinical studies or early clinical trials may not be indicative of results obtained in later trials.
•
Gene therapies are novel, complex and difficult to manufacture. We have limited manufacturing experience, and we rely on third-party manufacturers that are often our single source of supply.
•
Libmeldy™, Strimvelis® and our product candidates and the process for administering Libmeldy, Strimvelis and our product candidates may cause serious or undesirable side effects or adverse events.
•
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
•
We may be unable to establish effective sales and marketing capabilities, which would negatively impact our revenue.
•
If the size and value of the market opportunities for our commercial products or product candidates are smaller than our estimates, or if we have difficulty in finding patients that meet eligibility requirements for Libmeldy or any of our product candidates, if approved, our product revenues may be adversely affected.
•
We face significant competition in our industry and there can be no assurance that our commercial products or our product candidates, if approved, will achieve acceptance in the market.
•
We may experience disruptions in the development of our product candidates as the result of the COVID-19 pandemic.
•
We may be unable to protect our intellectual property rights throughout the world.
•
We may become subject to claims that we are infringing certain third-party patents.
•
We have in the past, and in the future we may, enter into collaborations with third parties to develop or commercialize product candidates. These collaborations may not be successful.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to our management as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
the timing, progress and results of clinical trials and pre-clinical studies for our programs and product candidates, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work and the period during which the results of the trials or studies will become available;
•
the timing, scope and likelihood of regulatory submissions, filings and approvals, including our expectations and timing to prepare and submit a biologics license application, or BLA, for OTL-200 in mid-2023;
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

To date, over 170 patients have been treated with our current and former product candidates across seven different diseases, with follow-up periods of more than 11 years following a single administration. We believe the data observed across these development programs, in combination with our expertise in the development, manufacturing and commercialization of gene and cell therapies, position us to provide potentially curative therapies to people suffering from a broad range of diseases.

We are currently focusing our ex vivo autologous HSC gene therapy approach on severe neurometabolic diseases and early research programs. Our lead program is OTL-200, which was approved in the European Union, the United Kingdom, Iceland, Liechtenstein and Norway under the brand name Libmeldy for eligible patients with early-onset metachromatic leukodystrophy, or MLD. Pending the outcome of the multidisciplinary pre-BLA meeting scheduled for the second quarter of 2023, we anticipate a potential BLA submission in mid-2023.

Our portfolio includes a commercial-stage product and research and development-stage product candidates. We believe our approach of using lentiviral vectors to genetically modify HSCs has wide-ranging applicability to a large number of indications. The ability of HSCs to differentiate into multiple cell types allows us to deliver gene-modified cells to multiple physiological systems, including the central nervous system, immune system and red blood cell and platelet lineage, thereby potentially enabling the correction of a wide range of diseases. By leveraging the innate self-renewing capability of HSCs that are engrafted in the bone marrow as well as the ability of lentiviral vectors to achieve stable integration of a modified gene into the chromosomes of HSCs, our gene therapies have the potential to provide a durable effect following a single administration.

The diseases we target affect patients around the world, requiring an infrastructure to deliver gene therapies globally. In order to meet anticipated demand for our pipeline of approved products and product candidates still in development, we are utilizing our existing network of contract development and manufacturing organizations, or CDMOs, to manufacture lentiviral vectors and drug product. In addition, we have established process development capabilities in London, UK, and are leveraging technologies that will allow us to deliver our gene therapies globally.

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

With the exception of OTL-105, our product candidate for the potential treatment of hereditary angioedema, or HAE, which we are pursuing in partnership with Pharming Group N.V., we have global commercial rights to all our clinical product candidates and plan to commercialize our gene therapies in key markets worldwide, including in Europe and the U.S. initially, subject to obtaining the necessary marketing approvals for these jurisdictions. We are focused on deploying a commercial infrastructure to deliver Libmeldy and our product candidates, if approved, to patients and are focused on working closely with all relevant stakeholders, including patients, caregivers, specialist physicians and payors, to ensure the widest possible post-approval access for our product candidates. In addition, we may rely on third parties to assist with regulatory submissions, disease awareness, patient identification and reimbursement in countries where local expertise is required or where we do not have a direct presence.

As we continue to develop our portfolio, we believe that the experience of our management team and our extensive academic relationships are key strategic strengths. Our management team has extensive experience in rare diseases and in the manufacturing, pre-clinical and clinical development and commercialization of gene and cell therapies. In addition, we partner with leading academic institutions around the world, which are pioneers in ex vivo autologous HSC-based gene therapy. We plan to leverage our internal expertise combined with our relationships with leading academic institutions to transition our lead clinical-stage product candidates to commercialization and continue to expand our portfolio of ex vivo autologous HSC gene therapy products.

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

In a pre-clinical study conducted by one of our scientific advisors and published in Proceedings of the National Academy of Sciences of the United States of America, or PNAS, a sub population of gene-modified HSCs has evidenced the potential to cross the blood-brain barrier, engraft in the brain as microglia and express genes and proteins within the central nervous system, one of the important physiological systems targeted by our HSC gene therapy approach. As published in PNAS, images taken during the study show a cross-section of the brain of a mouse that was infused intravenously with HSCs, which had been genetically modified using a lentiviral vector carrying green fluorescent protein, or GFP. The GFP expression observed throughout the brain illustrates the potential of gene-modified HSCs to cross the blood-brain barrier, engraft in the brain and express the functional protein throughout the brain, thereby potentially addressing a range of diseases that affect the central nervous system. Libmeldy (OTL-200), for instance, leverages this same mechanism of action to deliver gene-modified HSCs that can cross the blood-brain barrier and deliver a therapeutic gene that can prevent neuronal degeneration. The study demonstrated widespread distribution and expression of GFP in the brain of a mouse model following intravenous administration of HSCs transduced with GFP encoding vector.

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

Strimvelis for adenosine deaminase severe combined immunodeficiency, or ADA-SCID, is the only gammaretroviral vector-based gene therapy in our portfolio. In March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis.

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

Our strategy

We are building a leading, global, fully-integrated gene therapy company focused on transforming the lives of people affected by severe diseases. To achieve this, we are pursuing the following strategies:

•
Continue our commercialization efforts for Libmeldy (OTL-200) for treatment of eligible patients with early-onset MLD in Europe and expand geographically into new markets as regulatory approvals are obtained
•
Advance our clinical-stage product candidates towards marketing approvals, including a potential BLA submission for OTL-200 in the U.S. in mid-2023

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

•
Our programs focused on neurodegenerative disorders consist of our commercial program approved in Europe, Libmeldy (OTL-200) for MLD, two clinical proof of concept-stage programs, OTL-203 for MPS-I and OTL-201 for mucopolysaccharidosis type IIIA, or MPS-IIIA, and one pre-clinical program, OTL-204 for frontotemporal dementia with progranulin mutations, or GRN-FTD.
•
Our programs in immunological disorders consist of two pre-clinical programs, OTL-104 for Crohn’s disease with mutations in the nucleotide-binding oligomerization domain-containing protein 2, or NOD2-CD, and OTL-105 for HAE.
o
In July 2021, we entered into a collaboration with Pharming Group N.V., or Pharming, pursuant to which we granted Pharming worldwide rights to OTL-105. Under our agreement with Pharming, we will lead the completion of IND-enabling activities of OTL-105 and oversee its manufacturing during pre-clinical and clinical development, which will be funded by Pharming. Pharming will be responsible for clinical development, regulatory filings and commercialization of OTL-105, if approved, including associated costs.
o
We also have a commercial product approved in Europe, Strimvelis for ADA-SCID, an advanced registrational clinical program, OTL-103 for Wiskott Aldrich syndrome, or WAS, and one clinical proof of concept-stage program, OTL-102 for X-linked chronic granulomatous disease, or X-CGD. However, in March 2022, we announced that we would discontinue our investment in and seek alternatives for these programs.

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

Libmeldy has received orphan drug designation from the EMA for the treatment of MLD and orphan drug status was maintained at the time of approval. We are continuing to follow patients in the clinical development program for up to 15 years as a post-marketing commitment, and data will be presented to regulators at agreed time points in order to further characterize the long-term efficacy and safety of Libmeldy, particularly in the early symptomatic early juvenile population.

Data Supporting the Clinical Profile of Libmeldy

The European Commission (EC) approval is supported by clinical studies of Libmeldy in both pre- and early- symptomatic, early-onset MLD patients. Early-onset MLD encompasses the disease variants traditionally referred to as late infantile, or LI, and early juvenile, or EJ.

Clinical efficacy supporting EC approval was based on the integrated analysis of results from 29 patients with early-onset MLD who were all treated with Libmeldy:

•
20 patients were treated in a clinical study (median follow-up of 4 years); 9 patients were treated in expanded access programs (median follow-up of 1.5 years)
•
16 patients had a diagnosis of LI MLD; 13 had a diagnosis of EJ MLD
•
At the time of treatment, 20 patients were deemed pre-symptomatic; 9 were deemed early-symptomatic

Clinical safety was evaluated in 35 patients with early-onset MLD:

•
29 patients from the efficacy analysis supporting EC approval (described above)
•
6 additional patients treated in another clinical study of Libmeldy

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

At the time of the integrated data analysis, all treated LI patients were alive with a follow-up post-treatment of up to 7.5 years and 10 out of 13 treated EJ patients were alive with a follow-up post-treatment of up to 6.5 years. No treatment-related mortality has been reported in patients treated with Libmeldy.

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

Ten patients were treated in this trial between April 2017 and April 2020. Data, which included six of these ten patients, was presented at WORLD Symposium in 2021. The median duration of follow up was 0.87 years as of November 2019. Administration was generally well tolerated in all patients, and for those with enough follow-up post-treatment, preliminary evidence of engraftment and restoration of ARSA activity in peripheral blood to supraphysiological levels and in cerebral spinal fluid, or CSF, to normal levels has been shown. The short-term safety profile was comparable between patients treated with the fresh formulation.

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

All treated LI patients were alive with a follow-up post-treatment of up to 7.5 years, and 10 out of 13 treated EJ patients were alive with a follow-up post-treatment of up to 6.5 years. No treatment-related mortality has been reported in patients treated with Libmeldy.

The most common adverse reaction attributed to Libmeldy was presence of anti-ARSA antibodies, or AAA. Five events of AAA were observed in four out of 35 patients and were related to treatment. Antibody titers were generally low and resolved either spontaneously or after a short course of rituximab. In all patients with positive AAA test results, no negative effects were observed in the post-treatment ARSA activity of peripheral blood or bone marrow cellular sub populations nor in the ARSA activity within the cerebrospinal fluid. No impact on the clinical efficacy or safety outcomes were observed.in any of the subjects who reported AAA. In addition to the risk associated with the gene therapy, treatment with Libmeldy is preceded by other medical interventions, namely bone marrow harvest or peripheral blood mobilization and apheresis, followed by myeloablative conditioning, which carry their own risks. During the clinical studies, the safety profiles of these interventions were consistent with their known safety and tolerability.

A total of 39 patients have been treated as part of the clinical development program between April 2010 and April 2020. An integrated data analysis comparing 39 treated patients to a natural history study cohort was presented at WORLD Symposium in 2023. Consistent with previously published results (Fumagalli et al Lancet 2022), these results combining the original 29 subjects with the 10 treated patients from the study evaluating the cryopreserved formulation, with longer follow-up (median 6.15 years, max 11.03 years), show a continued favorable benefit-risk profile for arsa-cel in pre-symptomatic LI and EJ and early-symptomatic EJ MLD. Arsa-cel was generally well tolerated with no treatment-related SAEs or treatment-related deaths.

For more details, please see the Summary of Product Characteristics, or SmPC, for Libmeldy.

OTL-200 development in the U.S.

OTL-200 has received orphan drug designation for the treatment of MLD as well as Rare Pediatric Disease designation. In late 2020, the FDA cleared our IND application for OTL-200 in the U.S., and in January 2021, FDA granted regenerative medicine advanced therapy, or RMAT, designation for OTL-200. Based on feedback received from the FDA, we are preparing for a BLA filing for OTL-200 in pre-symptomatic, early-onset MLD patients, expected in mid-2023, using data from existing OTL-200 patients. This approach and timeline are subject to the successful completion of activities remaining in advance of a pre-BLA meeting with the FDA, scheduled for the second quarter of 2023.

Gene therapy for treatment of MPS-IH

Disease overview

Mucopolysaccharidosis type I is a lysosomal storage disease caused by a deficiency of the lysosomal enzyme alpha-L-iduronidase, or IDUA. Inherited deficiency of IDUA is responsible for MPS-I. Without treatment, clinical manifestations of this severe disease include skeletal abnormalities with severe orthopedic manifestations, hepatosplenomegaly, neurodevelopmental decline, sight and hearing disturbances, cardiovascular and respiratory problems leading to death in early childhood. IDUA deficiency can result in a wide range of clinical severity, with three major recognized clinical entities: (1) Hurler, or MPS-IH, (2) Scheie, or MPS-IS (3) and Hurler-Scheie, or MPS-IH/S, syndromes. MPS-IH is the most severe form of MPS-I.

The median age of diagnosis for MPS-IH is 12 months, and most affected children are diagnosed before 18 months of age. Infants affected by MPS-IH may appear normal at birth, but progress to develop symptoms such as kyphosis of the spine, and inguinal or umbilical hernias in the first six months, developing the characteristic somatic phenotype over the first few years of life.

The approximate incidence of MPS-I is of one in 100,000 live births. Approximately 60 percent of children born with MPS-I have MPS-IH.

Limitations of current therapies

Allogeneic-HSCT, or allo-HSCT, which is commonly accompanied by pre- and peri-transplant enzyme replacement therapy, or ERT, from diagnosis to engraftment, has been established as the standard of care for MPS-IH patients with preserved cognition. The recommendation of allo-HSCT as the standard of care for MPS-IH patients is endorsed by the European Society for Blood and Marrow Transplantation and the American Society for Transplantation and Cellular Therapy.

Despite its established position in treatment algorithms, allogeneic-HSCT can result in alloreactive complications, including and graft versus host disease or death, particularly when the degree of matching between graft donor and recipient is poor. Additionally, there remains a significant disease burden in those treated, even if treated early in life, including severely debilitating cognitive, neurological, growth, orthopedic, cardiac, respiratory and ophthalmic manifestations, all of which are reported during long-term post-HSCT follow-up.

Our solution, OTL-203 for treatment of MPS-IH

Ex vivo autologous HSC gene therapy strategies aimed at correcting the genetic defect in patients could represent a significant improvement for the treatment of MPS-I, notably MPS-IH, the most severe and prevalent phenotype with the highest unmet medical need, when compared to current treatments.

OTL-203 is a single administration, gene therapy product candidate consisting of autologous CD34+ enriched HSPCs, derived from mobilized peripheral blood, genetically modified ex vivo with the lentiviral vector encoding for the IDUA complementary DNA, or cDNA. It is being developed as a cryopreserved formulation. Ex vivo autologous gene therapies, such as OTL-203, are designed to correct the genetic defect in patients’ own HSCs and their progeny by addition of functional cDNA. The OTL-203 mechanism of action, or MOA, addresses the disease pathophysiology by restoring enzymatic IDUA expression in peripheral and central body compartments as well as restoring microglia homeostasis in the central nervous system, or CNS, to confer neuroprotective effects against the neurotoxic effects of glycosaminoglycan, or GAG, accumulation in affected cells.

The achievement of long-term sustained correction of the manifestations of MPS-IH occurs via local secretion of functional IDUA enzyme, which facilitates the efficient clearance of GAGs. This MoA is based on the local release of IDUA enzyme from genetically corrected cells containing functional copies of the IDUAgene into the extracellular space, which is in turn taken up by neighboring cells in a process referred to as “cross-correction.” Animal models have shown that genetically modified cells are able to cross the blood brain barrier and can provide cross-correction within the CNS. Engraftment of these cells within the CNS gives rise to monocyte-derived microglia-like cells that secrete the functional IDUA enzyme, which is taken up by neuronal and glial cells via cross-correction.

One way in which OTL-203 differs from allo-HSCT is the ability of the transduced autologous cells to produce supraphysiological levels of IDUA enzyme in peripheral compartments and increased IDUA levels in central compartments in both non-clinical and clinical settings. This difference may be important because multivariate analyses have consistently identified higher post-HSCT IDUA levels as predictors of outcomes with lower residual disease burden in multiple organ systems, including skeletal, ophthalmic, cardiac, auditory and respiratory. It is therefore hypothesized that the presence of supraphysiological levels of IDUA enzyme in peripheral compartments may help overcome the limitations of allo-HSCT by enhancing the cross-correction process, by enabling presence of greater quantities of available enzyme in difficult-to-reach protected (i.e., brain) or avascular compartments (i.e., eye and joint tissue) and better enable clearance of GAGs in hard-to-reach tissues.

In addition, OTL-203 has the potential to overcome safety issues associated with the current standard of care. Compared to allogeneic transplantation, which is the current standard of care for MPS-IH treatment, the autologous nature of OTL-203 is associated with a significantly reduced transplant-related morbidity and mortality and avoidance of graft versus host (both acute and chronic) and immune mediated graft rejection.

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

The patients evaluated in this trial include pediatric MPS-IH patients from 14 to 34 months of age at the time of treatment and will be followed for at least five years post-treatment in the context of the proof of concept study and then continue to be evaluated in a long-term follow-up study.

In September 2022, we announced the presentation of the interim clinical results from the ongoing academic-sponsored clinical trial at the San Raffaele Hospital. For this presentation’s last follow up of all patients (range: 24 and 36 months), interim data supporting clinical proof-of-concept illustrated that treatment with OTL-203 was generally well-tolerated with a safety profile consistent with the selected conditioning regimen. IDUA antibodies present prior to gene therapy as a result of

ERT were not seen in any patient within three months following treatment. In addition, ERT was discontinued at least three weeks prior to any patient receiving gene therapy treatment, and no patients had re-started ERT post-treatment.

In December 2022 we received IND clearance of OTL-203 from the FDA, which allows us to initiate a global registrational study in MPS-IH. We plan to initiate the study, which will include centers across the US and Europe, in the second half of 2023.

The study will be a multi-center, randomized, active controlled clinical trial designed to evaluate the efficacy and safety of OTL-203 in patients with MPS-IH compared to standard of care with allogeneic hematopoietic stem cell transplant. A total of 40 patients with a confirmed diagnosis of MPS-IH who meet the study inclusion criteria will be randomized 1:1 to receive either OTL-203 or allogeneic HSCT. The study is powered to demonstrate superiority of OTL-203 over allo-HSCT.

Gene therapy for treatment of MPS-IIIA

Disease overviews

MPS-IIIA, also known as Sanfilippo syndrome type A, is a life-threatening metabolic disease that causes accumulation of glycosaminoglycan in cells, tissues and organs, particularly in the brain. Within the first years after birth, MPS-IIIA and MPS-IIIB patients begin to experience progressive neurodevelopmental delay and decline, including speech delay and eventual loss of language, behavioral disturbances and potentially severe dementia. Ultimately, most patients with MPS-IIIA progress to a vegetative state. Life expectancy for patients with MPS-IIIA is between 10 to 25 years.

The incidence of MPS-IIIA is currently estimated to be one in 100,000 live births per year.

Limitations of current therapies

Currently, there are no effective treatments or approved therapies for MPS-IIIA. Palliative care options involve medications for seizures and pain, antibiotics and sedatives, on a case-by-case basis, as well as physiotherapy, hydrotherapy and tube feeding or gastrostomy when patients can no longer eat without assistance. Palliative care addresses the symptoms of MPS-IIIA but does not slow or reverse the progression of the underlying disease. Systemic ERT is not an approved treatment option and HSCT is not considered to be an effective treatment option for these diseases. The severity of symptoms and lack of an effective treatment option to manage these symptoms is a significant burden to MPS-IIIA patients, their caregivers and families and healthcare systems.

Our solutions, OTL-201 for treatment of MPS-IIIA

We are developing OTL-201 as an ex vivo autologous HSC gene therapy for treatment of patients with MPS-IIIA. We believe pre-clinical studies in mice have shown that ex vivo autologous gene therapy has the potential to address the neurological manifestations of MPS-IIIA. We have obtained worldwide development and commercialization rights to OTL-201 from The University of Manchester.

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

Early clinical findings, including the first neurocognitive results, from the proof-of-concept trial were presented at the American Society of Hematology (ASH) Annual Meeting in December 2022 and at the WORLD Symposium in February 2023. The data, which encompassed follow-up ranging from 9 to 24 months, showed robust, prompt, sustained, multi-lineage engraftment of genetically modified cells. Supraphysiological levels of SGSH enzyme were seen in leukocytes, plasma and CSF and rapid and reduction of substrate (glycosaminoglycans, GAGs) observed in all compartments.

Early neurocognitive outcomes also indicated that since receiving OTL-201, four out of five patients showed gain of cognitive skills in line with development in healthy children. The oldest patient at last follow up has maintained this normal cognitive development since treatment, despite reaching a chronological age where cognition is observed to decline in natural history patients, showing improvement from this comparator. Three additional patients are currently within the normal development quotient (DQ) range at 9 to 18 months post-treatment but require longer follow-up to assess outcomes.

Treatment with OTL-201 was generally well-tolerated in the initial study population. Of the six serious adverse events (SAEs) reported to date, four were determined to be due to conditioning or leukapheresis and one was related to background disease. One patient had delayed platelet engraftment until day 52 post-treatment, likely due to Cytomegalovirus infection around the time of infusion.

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

We believe there are currently up to 2,500 people affected by GRN-FTD in Europe and the U.S., with approximately 800 new cases per year.

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

Pre-clinical development of OTL-204

Preliminary in vitro data obtained in 2020 have demonstrated that human cell lines and mouse HSCs can be efficiently transduced to produce GRN. GRN is then secreted in the culture medium and can be taken up by other types of cells that do not produce GRN themselves.

Preliminary in vivo data from the pre-clinical proof-of-concept study showed that murine GRN-/- HSPCs, transduced with an LV expressing progranulin under the control of a novel promoter, are able to engraft and repopulate the brain myeloid compartment of FTD mice and to locally deliver the GRN enzyme.

Immunological Disorders

Research program in NOD2-Crohn’s Disease

Disease overview

Crohn’s Disease, or CD, is a form of Inflammatory Bowel Disease, or IBD, a condition affecting the gastrointestinal tract caused by an uncontrolled and chronic inflammatory process directed against intestinal bacteria. Mutations in a number of genes are known to confer susceptibility to the risk of CD, and among these the NOD2 gene (nucleotide-binding oligomerization domain-containing protein 2) is known to be the most common genetic factor, with 20-40% of Crohn’s patients carrying mutations causing defective NOD2 activity. NOD2 encodes a cell receptor which controls bacterial elimination by innate immune cells such as macrophages through recognition of bacterial peptide (MDP) and induction of a pro-inflammatory immune response. NOD2 deficiency results in an impaired detection and clearance of bacteria penetrating the gut during gastrointestinal infection, creating an unchecked and relapsing inflammation within the intestinal tissues characterized by intestinal granuloma formation. This leads to recurrent clinical symptoms of chronic abdominal pain, diarrhea, weight loss, fatigue, malnutrition and for some patients, more severe intestinal damage requiring surgical resection. NOD2-CD patients typically present with more severe symptoms and are reported to be more refractory to existing therapies.

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

Our solution, OTL-104 for treatment of NOD2-CD

We are developing OTL-104 to evaluate its therapeutic efficacy as an ex vivo autologous HSC gene therapy to treat patients with NOD2-CD through a single administration. As the pathogenesis of NOD2-CD is associated with the function of cells of the hematopoietic system, ex vivo autologous HSC gene therapy may therefore be used to restore NOD2 function to immune cells such as tissue resident macrophages within the gastrointestinal tract. Our OTL-104 program is being designed to introduce the NOD2 gene into cells of the hematopoietic system by lentiviral transduction of a patient’s own blood or bone marrow derived HSCs, and the gene-modified cells can then be infused back into the patient. Clinical observations in the allogeneic transplant setting, where HSCT has resulted in the clinical reversion of Crohn’s Disease and other monogenic forms of IBD, supports the scientific rationale and mode of action of OTL-104. We own patent applications in the United States and other jurisdictions and all other intellectual property rights associated with the OTL-104 program.

Pre-clinical development of OTL-104

OTL-104 pre-clinical work has shown that restoration of NOD2 gene expression in murine and human stem cells can rescue a defective myeloid immune response to MDP. NOD2 defective inflammatory functions in primary human myeloid cells can be restored by both lentiviral and gene editing approaches. The OTL-104 lentiviral vector is designed to express NOD2 under the chimeric CathepsinG/cFES promoter to deliver myeloid directed transgene expression. Pre-clinical studies to evaluate the safety of this approach show that NOD2-LV gene modification of human CD34+stem cells and murine lineage negative stem cells does not affect HSC engraftment or immune subset development and differentiation following transplantation into NSG or NOD2-KO mice, respectively. Transplantation of NOD2-LV gene modified murine stem cells further demonstrates that HSC derived cells can efficiently migrate and reconstitute the myeloid cell compartments of intestinal tissue, restoring a normal biodistribution of NOD2 expression within the gut.

Pre-clinical proof-of-concept studies include in vivo colitis disease modeling and a non-interventional clinical research study using NOD2-genetically defined patients with Crohn’s Disease. We have generated in vivo evidence that defective monocyte functions in NOD2-KO mice can be corrected by OTL-104 gene therapy, restoring NOD2-dependent systemic cytokine responses and innate immune cell mobilization. In vitro, myeloid cells differentiated from CD34+ cells obtained from peripheral blood of genetically characterized NOD2 deficient CD patients, are refractory to MDP stimulation and unable to generate a normal cytokine response profile. LV transduction of NOD2-deficient patient cells restores MDP-induced cytokine responses to levels comparable to those observed in monocytes derived from CD34+ cells from healthy donors, correcting a NOD2-defective phenotype. Orchard’s OTL-104 program is currently under development towards IND-/ CTA- enabling toxicology / biodistribution studies.

Other programs

In March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD.

Future applications of our ex vivo autologous HSC gene therapy approach

We believe that our versatile ex vivo autologous HSC gene therapy approach has the potential to deliver promising gene therapies to patients across a broad range of diseases. Although our near-term focus is on delivering our commercial and clinical-stage gene therapies to patients suffering from several rare diseases described above, we believe we can leverage our significant research and development experience and partnerships with academic institutions to identify other diseases in our target areas, including neurodegenerative, immunological and blood disorders, where ex vivo gene therapy may have a comparably higher probability of success as compared to other approaches our mid- to long-term strategy is to leverage our HSC gene therapy approach in additional larger indications, seeking development partnerships as the programs advance towards the clinic. One partnership already established in 2021 is our collaboration with Pharming on OTL-105, as referenced above.

Our regulatory strategy

The nature of our autologous gene therapy product candidates precludes the conduct of Phase 1 safety studies in healthy volunteers. Moreover, considering the indications our product candidates are intended to treat, which are often fatal without treatment and which are rare indications with high unmet medical need, we believe our clinical programs will generally be eligible to proceed to registration based on a single pivotal study given the bioethical considerations regarding the conduct of randomized, double-blind and placebo-controlled clinical trials with gene therapies for such indications. Both the FDA and EMA provide expedited pathways for the development of drug product candidates for the treatment of rare diseases, particularly life-threatening diseases with high unmet medical need. Such drug product candidates may be eligible to proceed to registration following one or more clinical trials in a limited patient population, following review of the trial’s design, endpoints and clinical data by the applicable regulatory agencies. These determinations are based on the applicable regulatory agency’s scientific judgment and these determinations may differ in the United States and the European Union.

In some cases applicable regulatory agency may require us to perform analytical studies or conduct additional clinical trials to support analytical comparability of drug product, for example by demonstrating comparability of drug product manufactured using HSCs derived from a patient’s mobilized peripheral blood and drug product manufactured using HSCs derived from a patient’s bone marrow and/or comparability of drug product that has been cryopreserved and fresh drug product. For the purposes of this Annual Report we refer to these clinical trials as supportive clinical trials. In addition, certain of our product candidates may be evaluated in clinical trials for which clinical data is not intended to be pooled with data from our registrational trials for the purposes of a regulatory submission but will be submitted to the applicable regulatory agencies for informational purposes. For the purposes of this Annual Report we refer to these trials as additional clinical trials. In addition, in some cases patients may be ineligible for participation in our clinical trials and may receive treatment under a compassionate use program or an expanded access program. We expect that the available safety and efficacy results from all these trials would be included in any regulatory submission we may submit, and the applicable regulatory agency with respect to each clinical program will make a determination as to whether the available data is sufficient to support a regulatory submission.

Manufacturing

The diseases we are targeting affect patients across the world. Therefore, we are implementing plans to enhance our partnerships with CDMOs and leverage technologies that will allow us to deliver our gene therapies globally.

Global supply network with experienced CDMOs

We currently partner with a network of experienced CDMOs, including AGC Biologics S.p.A. (formerly MolMed S.p.A.) and Oxford BioMedica, for the supply of our vectors and drug products, including Libmeldy. We have established relationships with commercial CDMO partners with the resources and capacity to meet our clinical and existing and expected initial commercial needs. Our CDMO partners also provide us with access to their state-of-the art manufacturing technologies.

Manufacturing efficiencies and scalability

We are investing in human capital and advancing manufacturing technologies for HSC-based autologous ex vivo gene therapies. We have licensed lentiviral vector stable cell line technologies from GSK, completed transduction enhancer screening processes, established a vector process development lab at a Catapult Network facility in the UK, and are in the process of building cell therapy and analytical development capabilities at our London, UK global headquarters. We seek to enhance our product and process understanding while actively exploring and developing innovative technologies for vector and drug product manufacturing to improve the efficiency and scalability of manufacturing processes with an ultimate goal to reliably manufacture high quality products for rare diseases and larger indications at lower cost. For example, we have identified and validated several transduction enhancing compounds in order to facilitate lentiviral vector entry into HSCs, showing a greater than 50% reduction in vector requirements. We continue to invest in our people to support the commercialization and life cycle management of our pipeline products.

Cryopreservation of our gene therapy programs

Cryopreservation of gene-modified cells is a key component of our strategy to deliver innovative, potentially curative gene therapies to patients worldwide. We have developed cryopreserved formulations of our OTL-200 program and expect to demonstrate comparability of our cryopreserved formulations to earlier manufactured fresh formulations in support of future submissions for marketing approval in the United States and Europe. Our programs in OTL-203 and OTL-201 have already started or will start with cryopreserved formulations. We plan to establish cryopreserved product formulations as the standard for all of our future gene therapy candidates.

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

Commercial operations

We have launched Libmeldy (OTL-200) for the treatment of early-onset MLD following receipt of full, or standard, marketing approval from the European Commission in December 2020. We have secured agreements with several major European markets, including the U.K., Italy, Germany and Sweden, to enable access and reimbursement for all eligible patients with MLD. In addition, we have secured the renewal of the early access program in France, under which the Company receives reimbursement for the treatment of any eligible patient with MLD. We have recognized revenue from commercial treatments from markets with reimbursement agreements, early access mechanisms, treatment abroad programs and European cross-border (S2) pathways. Subject to approval of OTL-200 by the FDA, we also plan to put in place commercial operations and treatment centers in the U.S.

We are building our commercial capabilities by employing individuals with broad experience in quality assurance and compliance, medical education, marketing, supply chain, sales, public policy, patient services, market access and product reimbursement. We will need to expand these capabilities as we continue to implement appropriate quality systems, compliance policies, systems and procedures, as well as internal systems and infrastructure in order to support our supply chain, qualify and train additional treatment centers, establish patient-focused programs, educate healthcare professionals, and secure reimbursement. The timing and conduct of these commercial activities will be dependent upon regulatory approvals and on agreements we have made or may make in the future with strategic collaborators.

As part of the commercialization process, we are engaged in discussions with stakeholders across the healthcare system, including public and private payors, patient advocates and organizations, and healthcare providers, to drive more timely patient identification through education, newborn screening, and diagnostic initiatives and to explore new payment models that we hope will enable broader patient access. We have initiated over a dozen newborn screening studies in Europe, the Middle East and the U.S., six of which are actively screening. To date, there have been three genetically confirmed cases of MLD after screening of approximately 96,000 newborns globally. One of these cases has been assessed clinically and referred for treatment with Libmeldy with the other two more recently identified patients pending clinical assessment.

We are engaging with European country- and regional-level payment authorities to negotiate further reimbursement and access for Libmeldy.

Intellectual property and barriers to entry

Our commercial success depends, in part, upon our ability to protect commercially important and proprietary aspects of our business, defend and enforce our intellectual property rights, preserve the confidentiality of our know-how and trade secrets, and operate without infringing, misappropriating and otherwise violating valid and enforceable intellectual property rights of others. In particular, we strive to protect the proprietary aspects of our business and to develop barriers to entry that we believe are important to the development and commercialization of our gene therapies. For example, where appropriate, we develop, or acquire exclusive rights to, clinical data, patents, know-how and trade secrets associated with each of our products and product candidates. However, we do not own any patents or patent applications that cover Libmeldy or any of our lead product candidates. We cannot guarantee that patents will issue from any of existing patent applications or from any patent applications that we or our licensors may file in the future, nor can we guarantee that any patents that may issue in the future from such patent applications will be commercially useful in protecting our products and product candidates. In addition, we plan to rely on regulatory protection based on orphan drug exclusivities, data exclusivities and market exclusivities. See “—Government regulation” for additional information.

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

With regards to OTL-200 and as discussed in detail in “—License agreements”, we have exclusive, worldwide, sublicensable licenses pursuant to our asset purchase and license agreement with GSK, or the GSK Agreement, and the R&D Agreement to anonymized patient-level data arising from the clinical trials of OTL-200 and know-how, including other clinical data and production information relating to OTL-200.

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

License agreements

GSK asset purchase and license agreement

In April 2018, we entered into the GSK Agreement, pursuant to which GSK transferred its portfolio of approved and investigational rare disease gene therapies to us, which included Strimvelis and OTL-200 for MLD, among other programs. GSK also simultaneously novated to us their R&D Agreement with Telethon-OSR.

Under the GSK Agreement, we are subject to certain diligence obligations to develop and advance certain of the acquired product candidates. For example, we were required to use best endeavors to file an MAA for OTL-200 for MLD in either Europe or a BLA for MLD in the United States and to subsequently use commercially reasonable efforts to file an MAA or BLA, as applicable, in the other jurisdiction and to market, sell and promote OTL-200 in such jurisdictions. In December 2020, we received full, or standard, marketing authorization for Libmeldy in the European Union as well as the United Kingdom, Iceland, Liechtenstein and Norway.

We are also required to use commercially reasonable efforts to obtain a priority review voucher, or PRV, from the FDA for certain programs, including OTL-200, and to transfer the first such PRV to GSK. GSK also has an option to acquire at a defined price any PRVs granted to us thereafter for certain programs. In the event that GSK does not exercise this option with respect to any PRV, we may sell the PRV to a third party and must share any proceeds in excess of a specified sale price equally with GSK.

Under the GSK Agreement we are also obligated to pay non-refundable royalties and milestone payments in relation to the gene therapy programs acquired. For example, for Libmeldy, we pay a tiered royalty rate at percentages from the mid-teens to the low twenties. These royalties owed to GSK are in addition to any royalties owed to other third parties under various license agreements for the GSK programs. In aggregate, we may pay up to £90.0 million in milestone payments upon achievement of certain sales milestones. Our royalty obligations with respect to OTL-200 may be deferred for a certain period in the interest of prioritizing available capital to develop each product. Our royalty obligations are subject to reduction on a product-by-product basis in the event of market control by biosimilars and will expire in April 2048.

We may terminate our development or commercialization activities of any of the programs under the GSK Agreement upon the occurrence of a serious adverse event, or SAE, if we believe such program poses a safety risk to patients and in certain additional situations. GSK may require us to grant a third party a non-exclusive license under the intellectual property we have acquired from GSK under the GSK Agreement if we materially breach our obligations to use best endeavors or commercially reasonable efforts, as applicable, to develop and commercialize the acquired programs and fail to develop and implement a mutually agreeable plan to cure such material breach within a specified time period. The foregoing hypothetical license would only continue until such time as we cured our material breach, and we would be required to pay GSK all amounts we received from the third party in connection with such license.

Telethon-OSR research and development collaboration and license agreement

In April 2018, in connection with our entering into the GSK Agreement, we entered into a deed of novation with GSK, Telethon Foundation and San Raffaele Hospital, together referred to as Telethon-OSR, pursuant to which we acquired and assumed all of GSK’s rights and obligations under the R&D Agreement with Telethon-OSR for the research, development and commercialization of ex vivo HSC gene therapies for certain programs, including OTL-200 and Strimvelis.

Pursuant to the R&D Agreement, Telethon-OSR granted to GSK an exclusive, worldwide, sublicensable license under certain intellectual property rights to develop and commercialize ex vivo gene therapy products for the treatment of ADA-SCID. In addition, Telethon-OSR had granted to GSK an exclusive option for an exclusive, sublicensable, worldwide license under certain intellectual property rights to develop and commercialize certain vectors and gene therapy products from disease-specific development programs for the treatment of certain other diseases, including MLD. At the time we entered into the novation agreement, GSK had completed development, launched and commercialized Strimvelis for ADA-SCID in the European Union, and had exercised its exclusive option to obtain exclusive licenses from Telethon-OSR to certain programs, including MLD. We acquired Strimvelis and GSK’s exclusive licenses relating to the ADA-SCID and MLD programs, among others, pursuant to the GSK Agreement and the deed of novation.

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

As consideration for the licenses and options granted under the R&D Agreement, we are required to make payments to Telethon-OSR upon achievement of certain product development milestones. We are obligated to pay up to an aggregate of €31.0 million in connection with product development milestones with respect to those programs for which we have exercised an option under this agreement, including OTL-200. Additionally, we are required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on net annual sales of licensed products on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third party sublicensees of the collaboration programs. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the latest to occur of the expiration of the last valid claim under the licensed patent rights in such country, the 10th anniversary of the first commercial sale of such licensed product in such country, and the expiration of any applicable regulatory exclusivity in such country, provided that our royalty obligation will terminate immediately in the event significant generic or biosimilar competition to a licensed product achieves a certain threshold percentage of the market share.

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

We are currently aware of the following competitive approaches among our products and clinical programs:

•
MLD: To our knowledge, beyond Libmeldy in Europe, there is currently no other effective treatment option for patients with MLD. HSCT, for example, has demonstrated limited efficacy in halting disease progression and is therefore not considered a standard of care for this disease. A number of alternative approaches to HSCT are under investigation. For instance, Homology Medicines is at the pre-clinical stage of developing an in vivo AAV gene therapy for MLD delivered intravenously, Passage Bio has a pre-clinical development program for MLD, and Affinia has a pre-clinical program for in vivo AAV gene therapy for MLD through lumbar puncture

(LP) administration. We are also aware that Takeda is investigating an ERT for MLD with a biweekly intrathecal infusion, and Denali Therapeutics is at the pre-clinical stage of developing a recombinant ARSA enzyme engineered to cross the blood-brain barrier.
•
MPS-I: The current standard of care for MPS-IH patients is HSCT before the age of 30 months. We are aware that REGENXBIO is developing an AAV-based gene therapy, which is in Phase I trials and to be delivered intracisternally. bluebird bio and Immusoft have both reported that they are developing ex vivo cell therapies in the pre-clinical stage. For MPS-I patients that are not suitable candidates for HSCT because they lack a suitable donor, were diagnosed later in life, or have a less severe subtype of MPS-I, the current standard of care for the treatment of MPS-I involves regular intravenous injections of laronidase (Aldurazyme), an ERT commercialized by BioMarin and Sanofi Genzyme. A formulation of laronidase for intrathecal administration is currently under evaluation. JCR Pharmaceuticals is developing an ERT, which is in Phase I trials. Denali Therapeutics has an ERT program in the discovery stage.
•
MPS-IIIA: There are currently no effective disease modifying treatment options for patients with MPS-IIIA. We are aware of three gene therapy candidates in clinical development. Lysogene is developing an AAV gene therapy product administered through intracerebral injections and regained global commercial rights after its collaboration with Sarepta Therapeutics terminated in July 2022; Abeona Therapeutics has been developing an AAV gene therapy product administered intravenously, which was licensed to Ultragenyx in May 2022 for further clinical development; and Esteve is developing an AAV gene therapy administered through intracerebroventricular injection. Amicus Therapeutics is at the pre-clinical stage of developing an AAV gene therapy for MPS-IIIA. JCR Pharmaceuticals and Denali Therapeutics each have a pre-clinical stage ERT program for MPS-IIIA.
•
GRN-FTD: There are no approved disease modifying treatments for GRN-FTD. Each of Prevail Therapeutics (now owned by Eli Lilly & Company) and Passage Bio is developing in early-stage clinical trials an AAV gene therapy to be delivered intra-cisterna magna. Alector is developing a monoclonal antibody designed to increase levels of GRN in the brain in late-stage clinical trials, and Denali Therapeutics is developing a modified protein designed to penetrate across the blood-brain barrier at the pre-clinical stage in collaboration with Takeda.
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

Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the pre-clinical testing stage. Pre-clinical tests, also referred to as nonclinical studies, include laboratory evaluations of product biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the pre-clinical tests must comply with federal regulations and requirements including GLPs.

An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

An IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and re-approve the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Information about clinical trials must be submitted within specific time frames to the NIH for public dissemination on its ClinicalTrials.gov website.

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

Both the FDA and the EMA provide expedited pathways for the development of drug product candidates for treatment of rare diseases, particularly life-threatening diseases with high unmet medical need. Such drug product candidates may be eligible to proceed to registration following a single clinical trial in a limited patient population, sometimes referred to as a Phase 1/2 trial, but which may be deemed a pivotal or registrational trial following review of the trial’s design and primary endpoints by the applicable regulatory agencies. Determination of the requirements to be deemed a pivotal or registrational trial is subject to the applicable regulatory authority’s scientific judgment and these requirements may differ in the U.S. and the European Union.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a ‘‘filing’’ decision. The review process and the PDUFA goal date may be extended, for example, by three months if the BLA sponsor submits a major new clinical study report, a major re-analysis of a previously submitted study or other major amendment at any time during the review cycle.

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

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the CGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. During the COVID-19 pandemic, restrictions preventing the conduct or completion of facility or clinical site inspections have led to FDA deferred action on marketing applications or the issuance of complete response letters. To assure cGMP, CGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

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

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products and those supplying products, ingredients and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which replaced the Clinical Trials Directive 2001/20/EC, or Directive, on January 31, 2022. The transitory provisions of the new Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation. The new Regulation overhauled the system of approvals for clinical trials in the EU. Specifically, the new Regulation, which is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

To obtain regulatory approval of an ATMP under EU regulatory systems, we must submit an MAA under the centralized procedure administered by the EMA. The application used to submit the BLA in the United States is similar to that required in the EU, with the exception of, among other things, certain specific requirements set out in Regulation (EC) No 1394/2007 on advanced therapy medicinal products, or the ATMP Regulation, for example certain particulars to be contained in the summary of product characteristics. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across all of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. As provided for in the ATMP Regulation, the scientific evaluation of MAAs for ATMPs is primarily performed by a specialized scientific committee called the Committee for Advanced Therapies, or CAT. The CAT prepares a draft opinion on the quality, safety and efficacy of the ATMP which is the subject of the MAA, which is sent for final approval to the Committee for Medicinal Products for Human Use, or CHMP. The CHMP recommendation is then sent to the European Commission, which adopts a decision binding in all EU Member States. The maximum time frame for the evaluation of an MAA for an ATMP is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CAT and/or CHMP. Clock stops may extend the time frame of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major public health interest, particularly from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time frame of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations continue to be recognized in Northern Ireland). All medicinal products with an existing centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, could rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the European Medicines Agency and certain other regulators when determining an application for a new Great Britain marketing authorization.

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving a marketing authorization in the EU, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, pre-clinical tests and clinical trials. There is, however, no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may therefore not qualify for data exclusivity.

Orphan designation and exclusivity

Products with an orphan designation in the EU can receive ten years of market exclusivity, during which time “no similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either (i) the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or (ii) without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. A marketing authorization may be granted to a “similar medicinal product” for the same orphan indication at any time if:

•
a second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•
the marketing authorization holder of the authorized orphan product consents to a second orphan medicinal product application; or
•
the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product.

Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an MAA for a UK or Great Britain marketing authorization. The criteria for orphan designation are the same as in the EU, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the EU, and the prevalence of the condition must not be more than five in 10,000 persons in Great Britain).

Pediatric development

In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which a marketing authorization is being sought. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted by the PDCO of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate, or SPC (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires) even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the MAA will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the CHMP or CAT are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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
•
All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the UK

The UK left the EU (commonly referred to as “Brexit”) in January 2020. The UK and EU entered a trade and cooperation agreement, or TCA, which has been formally applicable since May 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns with current EU regulations. However, it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new framework mentioned above which will be put in place by the MHRA from January 1, 2024, the MHRA has stated that it will take into account decisions on the approval of marketing authorizations from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

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
•
the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistle blower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;
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

We may also be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the General Data Protection Regulation 2016/679 (EU GDPR), which became effective in May 2018. Following Brexit and the expiration of the subsequent transition period on December 31, 2020, the EU GDPR has been brought into UK law as the “UK GDPR” which, along with the UK Data Protection Act 2018, governs the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the UK. In the present document, references to “GDPR” are meant to include both the EU GDPR and the UK GDPR, unless specified. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data.

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

Healthcare reform

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes that affect the healthcare system and which could prevent or delay marketing approval of our potential products, restrict or regulate post-approval activities and affect our ability to profitably sell products, if approved.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. As one example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, as we expect there will be additional challenges and amendments to the ACA in the future.

In Europe, delivery of healthcare is largely a matter of national law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. Budgetary constraints could affect our ability to profitably sell approved products in certain jurisdictions.

We expect that healthcare reform measures may result in more rigorous coverage criteria and downward pressure on the price that we receive for approved products. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from generating sufficient revenue, attaining profitability or commercializing additional products.

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

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed with the government authority. Furthermore, some countries may require the completion of additional studies that compare the effectiveness and/or cost-effectiveness of a particular therapy to current standards of care as part of so-called health technology assessments, or HTAs, in order to obtain reimbursement or pricing approval. Additionally, there may be a need for activities to secure reimbursement for procedures associated with products administered in a hospital setting, such as Libmeldy, under the diagnosis-related group, or DRG, system, whereby a billing code may not exist or may be currently insufficient to cover the cost of the procedure. In other instances, countries may monitor and control product volumes and issue guidance to physicians to limit prescriptions in the form of treatment policies. Efforts to control prices and utilization of pharmaceutical products will likely continue as countries attempt to manage healthcare expenditures.

Employees and Human Capital Resources

As of December 31, 2022, we had 166 full-time employees. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relationship with our employees to be positive. We monitor employee engagement through an annual survey and develop a prioritized action plan on an annual basis to address any areas in need of attention. Our human capital objectives include, as applicable, identifying, recruiting, developing, retaining, and incentivizing our existing and prospective employees, as well as optimizing the overall employee experience. The principal purposes of our incentive plans are to attract, retain and motivate our employees. The granting of share-based compensation awards is designed to reward selected employees for long-term shareholder value creation and our cash-based performance bonus awards reward the achievement of annual performance goals. The health and safety of our employees, customers and communities are of primary concern. During the COVID-19 pandemic, we have taken significant steps to protect our workforce, including, but not limited to, implementing a hybrid work model and social distancing protocols consistent with guidelines issued by federal, state and local laws.

Corporate Information

We were originally incorporated under the laws of England and Wales in August 2018 as Orchard Rx Limited (now known as Orchard Therapeutics plc) to become a holding company for Orchard Therapeutics (Europe) Limited (previously known as Orchard Therapeutics Limited). Orchard Rx Limited subsequently re-registered as a public limited company and its name was changed from Orchard Rx Limited to Orchard Therapeutics plc in October 2018. Orchard Therapeutics (Europe) Limited was originally incorporated under the laws of England and Wales in September 2015 as Newincco 1387 Limited and subsequently changed its name to Orchard Therapeutics Limited in November 2015 and to Orchard Therapeutics (Europe) Limited in October 2018. Our registered office is located at 245 Hammersmith Road, London W6 8PW, United Kingdom, and our telephone number is +44 (0) 203 808 8286. Our website address is www.orchard-tx.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

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

Since inception, we have incurred net losses. We incurred net losses of $150.7 million and $144.6 million for the twelve months ended December 31, 2022 and 2021, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares, through sales of our ADSs in our initial public offering and follow-on offering, and through private placements of our ordinary shares. We have devoted substantially all of our efforts to research and development, including clinical and pre-clinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Libmeldy in the European Union, building a global commercial infrastructure to support commercialization of Libmeldy (OTL-200) and our product candidates if such product candidates are approved, as well as to building our team. Absent the realization of sufficient revenue from product sales of Libmeldy and from sales of our current or future product candidates, if approved, we may never attain profitability.

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
•
continue our ongoing clinical trials and any required regulatory updates for certain de-prioritized programs;
•
conduct investigational new drug application, or IND, or clinical trial application, or CTA, enabling studies for our pre-clinical programs;
•
initiate additional clinical trials and pre-clinical studies for our other product candidates or future product candidates, including new research programs in genetic subsets of frontotemporal dementia, or FTD, and Crohn’s disease;
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
•
encounter delays or setbacks in the pre-clinical testing, enrollment or conduct of our clinical trials for our product candidates, encounter delays in regulatory review timelines, or experience high levels of absenteeism due to the COVID-19 pandemic;
•
develop, maintain, expand and protect our intellectual property portfolio; and

•
comply with our obligations as a public company.

Since receiving marketing authorization, only a limited number of patients have been treated with Libmeldy. There is no assurance that revenue from sales of Libmeldy alone will be sufficient for us to become profitable. To become and remain profitable, we must develop and eventually commercialize product candidates with greater market potential. This will require us to be successful in a range of challenging activities, and our expenses will increase as we seek to complete necessary pre-clinical studies and clinical trials of our product candidates, and manufacture, market and sell Libmeldy or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We have only generated limited sales revenue to date, and we may never be profitable.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products. Although we have generated revenue from the sale of Libmeldy and Strimvelis in Europe, we will not achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. Our ability to generate future revenue from product sales depends heavily on our and or our collaborators’ success in:

•
completing research and pre-clinical development of our product candidates and identifying attractive new gene therapy product candidates;
•
conducting and fully enrolling clinical trials in the development of our product candidates, including maintaining or reaching target enrollment levels and collecting the necessary follow-up data;
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
•
the impact of geopolitical instability and the ongoing COVID-19 pandemic, including the emergence of new variants;
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

We may not receive any additional amounts under the Securities Purchase Agreement, dated March 6, 2023.

As previously disclosed, on March 6, 2023, we announced a private placement pursuant to which the Company agreed to sell ordinary shares, non-voting ordinary shares and warrants. If certain conditions are met and all warrants are exercised, the Company could receive a total of $188 million pursuant to the private placement. In accordance with the Securities Purchase Agreement (the “SPA”), the Company received $34 million at the initial closing on March 10, 2023. However, the Company may not receive any additional amounts under the SPA.

As described below, the second closing is contingent and could be delayed or never happen, and certain of the contingencies are not entirely without the Company’s control. In addition, the warrants sold under the SPA do not obligate the purchasers to exercise them, and even if they are exercised they are exercisable at a lower price if FDA approval of OTL-200 is delayed beyond 2024.

The investors in the private placement agreed to purchase additional ordinary shares, non-voting ordinary shares and warrants at a pre-agreed price at a second closing for an aggregate total of $34 million. The second closing is subject to the Company’s public announcement of our intention to submit a BLA application with the FDA following receipt of minutes from the Company’s pre-BLA meeting with the FDA, which is currently scheduled for the second quarter of 2023. The second closing is also subject to shareholder approval for authority under U.K. law to allot the shares issuable upon exercise of the warrants and to disapply pre-emption rights in respect of such authority.

The second closing has not yet occurred, and it may never occur. The minutes from our pre-BLA meeting with the FDA may advise us not to submit a BLA application without making certain changes or performing additional work. We could also decide that as a result of the pre-BLA meeting additional work is necessary or appropriate before submitting a BLA application. If either of these things were to occur, the second closing would be delayed and may not occur.

The second closing could also be delayed or never occur if the Company fails to receive the necessary shareholder approvals. Although we have agreed to hold a shareholder meeting no later than 120 days following the initial closing, the required shareholder votes could fail or we could fail to receive the quorum necessary to hold the vote. Under U.K. law, the proposal asking shareholders to disapply pre-emption rights is considered a special resolution requiring the affirmative vote of 75% of votes cast by shareholders present (in person or by proxy) at the meeting and entitled to vote. Under the SPA, we have agreed to continue seeking shareholder approval if the necessary votes fail for a period of time, but we may never receive the required shareholder vote.

The purchasers of warrants are not obligated to exercise the warrants, so we may not receive any additional proceeds from their exercise. The warrants will become exercisable during the 30 days following the Company's announcement of receipt of marketing approval of its BLA with respect to OTL-200; provided, that exercise of any warrant is conditioned on the receipt of shareholder approval (as described above). If the Company does not announce receipt of marketing approval of its BLA or does not receive the necessary shareholder approval, the warrants will expire on March 10, 2026. In addition, the exercise price of the warrants is lower if OTL-200 is approved by the FDA after 2024, so any proceeds we receive from their exercise could be lower than the total amount possible as of today. The exercise price of the warrants is $1.10 per ordinary share if OTL-200 is approved by the FDA in 2024 and $0.95 per ordinary share if approval comes after 2024.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities during the twelve months ended December 31, 2022, primarily due to our net loss of $150.7 million for that period. We expect to continue to incur substantial expenses in connection with our ongoing activities, which may increase over time, particularly as we (i) continue to commercialize Libmeldy in Europe, (ii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iii) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our ongoing activities, such as research and development programs and commercialization efforts.

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
•
the scope, progress, results and costs of drug discovery, laboratory testing, pre-clinical development and clinical trials for our product candidates or future product candidates, including the need to conduct long-term follow-up for up to 15 years for our development programs and additional clinical trials to support marketing approvals for our product candidates;
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

Identifying potential product candidates and conducting pre-clinical testing and clinical trials, as well as preparing for the potential commercialization of these product candidates, is a time-consuming, expensive and uncertain process that takes years to complete. We may never generate the necessary data or results required to obtain marketing approval and achieve product sales for any products other than Libmeldy and Strimvelis. In addition, Libmeldy and any other products for which we obtain and maintain marketing approval may not achieve commercial success. Any product revenue from our product candidates, if any, will be derived from or based on sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

We may seek to raise capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise capital through the sale of equity, convertible debt securities or other equity-based derivative securities, ownership percentages of all our shareholders may be diluted and the terms may include liquidation or other preferences that adversely affect their rights as shareholders. Any additional indebtedness we incur would result in additional increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise funds through strategic partnerships, alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our product candidates, or grant licenses on terms unfavorable to us. Adequate financing may not be available to us on acceptable terms, or at all. In the past several years, global credit and financial markets have experienced volatility, instability and disruptions, including as a result of the COVID-19 pandemic, geopolitical instability and other macroeconomic factors. The significant volatility in public equity markets and the disruptions to the U.S. and global economies may make it more difficult to raise capital through sales of our ADSs on favorable terms, or at all.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated in August 2018 to become a holding company for Orchard Therapeutics (Europe) Limited, which was founded in 2015, and its subsidiaries. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring certain of our product candidate portfolios and rights to our technology, identifying potential product candidates, undertaking pre-clinical studies and planning and supporting clinical trials of our product candidates, establishing research and development and manufacturing capabilities, establishing a quality management system, establishing a commercial infrastructure to support the commercialization of Strimvelis in the European Union and building a global commercial infrastructure to support commercialization of Libmeldy. Consequently, any predictions about our future success or viability may not be as accurate as they might be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and setbacks.

Unfavorable market and global economic conditions could adversely affect our business, financial condition or results of operations.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability, including most recently in connection with the ongoing COVID-19 pandemic, current macroeconomic conditions, currency exchange rates, and volatile financial markets. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Volatility among foreign currencies could impact our results of operations. As an example, we had net realized and unrealized losses on foreign currency transactions of $24.4 million during the twelve months ended December 31, 2022, compared to net realized and unrealized losses of $1.2 million during the twelve months ended December 31, 2021. Unrealized gains and losses are driven primarily by entities that have a functional currency other than the U.S. Dollar that have intercompany balances denominated in U.S. Dollar.

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

For example, although the FDA cleared our IND application for OTL-200 in 2020 and we received Regenerative Medicine Advanced Therapy, or RMAT, designation in 2021, there can be no guarantee we will be successful in resolving open matters to the FDA’s satisfaction before our intended BLA submission. We continue to engage with the FDA as we seek to address its recommendations and identify expeditious paths to market for our product candidates.

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

In addition, data obtained from pre-clinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. There can be no assurance that the FDA, EMA or other foreign regulatory bodies will find the efficacy endpoints in our registrational trials or any efficacy endpoint we propose in future registrational trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in current or future registrational trials to a degree of statistical significance, and with acceptable safety profiles. The FDA may further refer any future BLA submission to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. This review may add to the time for approval, and although the FDA is not bound by the recommendation of an advisory committee, objections or concerns expressed by the advisory committee may cause the FDA to delay or deny approval. We also may experience regulatory delays or rejections as a result of many factors, including serious adverse events, or SAEs, involving our product candidates, changes in regulatory policy or changes in requirements during the period of our product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

We expect that the FDA and EMA will assess the totality of the safety and efficacy data from our product candidates in reviewing any future BLA or MAA submissions. Based on this assessment, the FDA or EMA may require that we conduct additional pre-clinical studies or clinical trials prior to submitting or approving a BLA or MAA for our target indications.

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

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. The FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review when called upon. The NIH has refocused the NIH Recombinant DNA Advisory Committee and changed its name to the Novel and Exceptional Technology and Research Advisory Committee, or NExTRAC. NExTRAC is a federal advisory committee that provides recommendations to the NIH Director and a public forum for the discussion of the scientific, safety, and ethical issues associated with emerging biotechnologies, which include, but are not restricted to, technologies surrounding advances in recombinant or synthetic nucleic acid research such as human gene transfer. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions.

The FDA and EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse events in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates, which could require additional pre-clinical studies or clinical trials to support the marketing approval of our product candidates or which could make our product candidates unable to successfully obtain approval. Similarly, the European Commission may issue new guidelines concerning the development and marketing authorization for gene therapies and require that we comply with these new guidelines, which could require additional pre-clinical studies or clinical trials to support the marketing approval of our product candidates or which could make our product candidates unable to successfully obtain approval.

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

The FDA and EMA have released a series of final guidance documents and a draft guidance document for consultation, which among other topics, included various aspects of gene therapy product development, review and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. We cannot be certain whether future guidance will be issued and be relevant to, or have an impact on, our gene therapy programs or the duration or expense of any applicable regulatory development and review processes.

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

In those cases where clinical trials were conducted using vector or drug product manufactured at academic research centers, we will need to demonstrate comparability between vector and drug product manufactured by our CDMOs with vector or drug product manufactured at such academic centers. Similarly, in those cases where clinical trials were conducted using fresh drug product, we will need to demonstrate comparability between drug product that has been cryopreserved and fresh drug product. In some cases, clinical trials were conducted using drug product using bone marrow or mobilized peripheral blood, or both, as the cellular source. In some cases, we may seek to demonstrate comparability between drug product manufactured using one cellular source and another. In other cases, we may elect to initially seek approval of our product candidate using one cellular source only and subsequently seek approval for the use of the other cellular source. We cannot be assured that the FDA, EMA or other regulatory authority will not require us to conduct additional analytical studies (including comparability analyses), pre-clinical studies or clinical trials before approving our product candidates using these intended commercial production methods and processes. Moreover, we cannot be assured that our analytical comparability analyses or clinical trials will be sufficiently robust to support approval of our product candidates using these production methods and processes.

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

If an adequate potency assay for a product candidate is not available, if we face delays, or if the FDA or EMA require additional tests or recommend a different approach to support the potency of any of our product candidates, regulatory approval for any such product candidates will be delayed and such regulators might request additional clinical data to support comparability analysis. Similarly, if one or more of these regulatory authorities does not accept that our drug product manufactured with HSCs derived from the patient’s mobilized peripheral blood is comparable to drug product manufactured with HSCs derived from the patient’s bone marrow, any regulatory approval would be limited to drug product manufactured with HSCs derived from the patient’s bone marrow until we are able to provide the regulators with satisfactory comparability data, which may include data from additional clinical trials.

Our development and commercialization efforts, respectively, may be unsuccessful.

We may spend several years and devote substantial resources to any particular current or future product candidate, and failure may occur at any stage. Further, even if we receive approval of a product candidate, we may not achieve commercial success for a variety of facts. For example, we may not achieve market acceptance in the medical community, our pricing assumptions might be wrong, and our assumptions about the size of the anticipated patient populations may prove inaccurate.

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, in May 2020, we announced our decision to reduce investment in the development of OTL-101 for treatment of adenosine deaminase severe combined immunodeficiency, or ADA-SCID, and OTL-300 for treatment of Beta-thalassemia, or TDT. We have since returned licenses to the original licensors relating to both programs. Additionally, in March 2022, we announced that we would discontinue our investment in and seek strategic alternatives for our programs in rare primary immune deficiencies, including OTL-103 for treatment of Wiskott Aldrich Syndrome, or WAS, OTL-102 for treatment of X-linked chronic granulomatous disease, or X-CGD, and Strimvelis.

Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize such de-prioritized product candidates, and if we choose to re-prioritize such de-prioritized product candidates in the future, we may experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Moreover, we may be unable to realize the savings we expect to achieve by de-prioritizing certain programs, which could result from, among other things, higher than expected transition or termination costs.

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

If we are unsuccessful in our development efforts, we may not be able to advance the development of our product candidates, commercialize products other than Libmeldy, raise capital, expand our business or continue our operations.

Interim data and ad hoc analyses are preliminary in nature. Success in pre-clinical studies or early clinical trials may not be indicative of results obtained in later trials.

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

Similarly, the results of pre-clinical studies and previous clinical trials should not be relied upon as evidence that our ongoing or future clinical trials will succeed. Trial designs and results from pre-clinical studies or previous clinical trials are not necessarily predictive of future clinical trial results or the ability to obtain marketing approval for our product candidates. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in pre-clinical studies or having successfully advanced through initial clinical trials or preliminary stages of registrational clinical trials.

For example, although sustained clinical activity has been observed in clinical trials to date for Libmeldy (OTL-200), follow-up in these clinical trials is ongoing and there can be no assurance that the results, in each case as of the applicable primary endpoint measurement date, seen in clinical trials of any of our product candidates ultimately will result in success in clinical trials or provide adequate support for marketing approvals by the FDA, in the case of Libmeldy, without conducting further clinical trials. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future trials involving our product candidates. There are limited data concerning long-term safety and efficacy following treatment with our product candidates. Our product candidates may fail to adequately demonstrate safety and efficacy in clinical development despite positive results in pre-clinical studies. Our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these trials will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates. In addition, there can be no assurance that we will be able to achieve the same or similar success in our pre-clinical studies and clinical trials of our other product candidates.

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
•
perceived risks and benefits of gene therapy-based approaches to treatment of diseases, including any required pre-treatment conditioning regimens;
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
•
failure by our academic partners, CROs, other third parties or us to adhere to clinical trial protocol and record keeping requirements;
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

Any inability to successfully complete pre-clinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Even if we complete the necessary pre-clinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved such product candidate. Even if a product candidate demonstrates safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in pre-clinical testing and earlier-stage clinical trials. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory agency policy during the period of product development, clinical trials and the review process. We could also face delays if regulatory authorities are unable to complete required inspections, which could occur for reasons outside of our control, such as travel restrictions.

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

Even if we complete the necessary pre-clinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we or any future collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States, the EMA, and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing such product candidate. We have only limited experience in submitting and supporting the applications necessary to gain marketing approvals, and we expect to rely on third-party CROs to assist us in this process.

Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of extensive information about the product manufacturing process and controls up to and including inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval of our product candidates that we, or any future collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional pre-clinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. We intend to submit an MAA to the EMA for approval of our product candidates in the European Union, but obtaining such approval from the European Commission following the opinion of EMA is a lengthy and expensive process.

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

Additionally, the UK formally left the EU in January 2020. The EU and the UK have concluded a Trade and Cooperation Agreement, or TCA, which has been formally applicable since May 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation, which became effective in the EU on January 31, 2022, and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States, has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The separate, and potentially diverging, regulatory regimes between Great Britain and the EU may increase our regulatory burden of applying for and obtaining authorization in Great Britain and the EU.

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

In addition, in order to commence a clinical trial in the U.S., we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar CTA we submit in other countries, will be accepted. We may be required to conduct additional pre-clinical testing prior to submitting an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

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

The FDA and comparable other regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. OTL-200 for MLD received RMAT designation from the FDA, and OTL-203 for MPS-IH received a Priority Medicines, or PRIME, designation from EMA. Despite these designations, there can be no assurance that we will successfully obtain these or other designations for any of our other product candidates. In addition, while such designations could expedite the development or review process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

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

In addition, the FDA has granted Rare Pediatric Disease designation to OTL-200 for MLD, OTL-201 for MPS-IIIA and OTL-203 for MPS-IH, and we may seek Rare Pediatric Disease designation for some of our other product candidates. The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Under the FDA’s Rare Pediatric Disease Priority Review Voucher, or PRV, program, upon the approval of a BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease PRV that can be used to obtain priority review for a subsequent new drug application or BLA. The PRV may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2024, with potential for PRVs to be granted through September 30, 2026. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for Libmeldy (OTL-200), OTL-201 for MPS-IIIA and OTL-203 for MPS-IH and qualify for such a PRV, the program may no longer be in effect at the time or the value of any such PRV may decrease such that we are may not be able to realize the benefits of such PRV.

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

Under the terms of the GSK Agreement, we are required to use commercially reasonable efforts to obtain a PRV from the FDA for certain product candidates, including Libmeldy, and to transfer the first such PRV to GSK. GSK also has an option to acquire at a defined price any PRV granted to us thereafter for certain product candidates. In the event that GSK does not exercise this option with respect to any PRV, we may sell the PRV to a third party and must share any proceeds in excess of a specified sale price equally with GSK.

We have sought and received orphan drug designation for Libmeldy (OTL-200) and OTL-201 for MPS-IIIA from the FDA and EMA and for OTL-203 for MPS-IH from the FDA, but we may be unable to obtain orphan drug designation for our other product candidates. Even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan designation in respect of a medicinal product if the sponsor can establish that such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, orphan designation may be granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely such products would generate sufficient return in the EU to justify the necessary investment their development. In either case, the applicant for orphan designation must also demonstrate that no satisfactory method of diagnosis, prevention, or treatment for the condition has been authorized for marketing in the EU (or, if a method exists, the new product would be a significant benefit to those affected by the condition).

We have sought and received orphan drug designation for Libmeldy and OTL-201 for MPS-IIIA from the FDA and EMA and for OTL-203 for MPS-IH from the FDA. If we request orphan drug designation for any of our other product candidates, there can be no assurances that the FDA or EMA will grant any of our other product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

The granting of a conditional marketing authorization is restricted to situations in which only the clinical part of the application is not yet fully complete. Incomplete pre-clinical or quality data may only be accepted if duly justified and only in the case of a product intended to be used in emergency situations in response to public health threats. Conditional marketing authorizations are valid for one year, on a renewable basis. The holder will be required to complete ongoing trials or to conduct new trials with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data.

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

Libmeldy and any of our product candidates for which we obtain regulatory approval will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. For example, as a post-marketing commitment, we are continuing to follow patients in the OTL-200 clinical development program for up to 15 years, and data will be presented to regulators at agreed points in order to further characterize the long-term efficacy and safety of Libmeldy.

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

Both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual EU Member States both before and after grant of the manufacturing and marketing authorizations. This includes compliance with cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures. We and our third-party manufacturers would be required to ensure that all of our processes, quality systems, methods, and equipment are compliant with cGMP. Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after the grant of a marketing authorization, and marketing of such products following the grant of an authorization may result in administrative, civil, or criminal penalties. These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties.

In addition, EU legislation related to pharmacovigilance, or the assessment and monitoring of the safety of medicinal products, provides that the EMA and the competent authorities of the EU Member States have the authority to require companies to conduct additional post-approval clinical efficacy and safety studies. The legislation also governs the obligations of marketing authorization holders with respect to additional monitoring, adverse event management and reporting. Under the pharmacovigilance legislation and its related regulations and guidelines, we may be required to conduct a burdensome collection of data regarding the risks and benefits of marketed products and may be required to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical trials, which may be time-consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of a marketing authorization or imposition of financial penalties or other enforcement measures.

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

Before we can begin to commercially manufacture our viral vector or product candidates in a CDMO facility, we must obtain regulatory approval from the FDA for our manufacturing processes and for the facility in which manufacturing is performed. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. Until recently, no cGMP gene therapy manufacturing facility in the United States had received approval from the FDA for the manufacture of an approved gene therapy product; therefore, the time frame required for us to obtain such approval is uncertain. In addition, we must pass a pre-approval inspection of our CDMOs manufacturing facility by the FDA and other relevant regulatory authorities before any of our gene therapy product candidates can obtain marketing approval.

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

We may be delayed or unable to identify, engage, successfully coordinate or qualify with treatment centers in the regions we are targeting as part of our commercial strategy, which could delay or prevent patients from receiving gene therapy treatments, if approved. If our treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm.

Any of the above events, should they happen, could adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Our gene therapies are for autologous use only. Therefore, if a drug product is administered to the wrong patient, the patient could suffer harm.

Our gene therapies are autologous, so they must be administered back only to the patient from which the cellular source material was collected. While we implement specific identifiers, lot numbers and labels with cross checks for our products and operations from collection of cellular source material, through manufacture of drug product, transport of product to the clinical site up to thawing and administration of the product, it is possible that a product may be administered into the wrong patient. If an autologous gene therapies were to be administered into the wrong patient, the patient could suffer harm, including experiencing a severe adverse immune reaction.

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

Some of the raw materials required in our manufacturing processes are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our vectors or drug product could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business.

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

Risks related to our reliance on third parties

We have in the past, and in the future we may, enter into collaborations with third parties to develop or commercialize product candidates. These collaborations may not be successful.

We have entered into licensing and collaboration agreements with third parties, including the GSK Agreement, pursuant to which GSK transferred several programs to us, including Strimvelis and Libmeldy (OTL-200). In addition, GSK novated to us its research and collaboration agreement, or the R&D Agreement, with Telethon-OSR. These agreements impose, and we expect that future license agreements will impose, various due diligence, milestone payment, royalty, insurance and other obligations on us. The termination of these agreements could result in our loss of rights to practice the intellectual property licensed to us under these agreements and could compromise our development and commercialization efforts for our current or any future product candidates.

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

We also entered into a collaboration with Pharming Group N.V., or Pharming, pursuant to which Pharming was granted worldwide rights to OTL-105, an investigational ex vivo autologous hematopoietic stem cell gene therapy for the treatment of hereditary angioedema. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during pre-clinical and clinical development, which will be funded by Pharming.

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

We are not able to independently manufacture material for our planned clinical programs or our commercial supply of Libmeldy or any other product for which we obtain marketing approval, if any, and we do not expect to be able to in the foreseeable future. We currently rely on our CDMOs and in some cases academic partners for the production of our viral vectors and product candidates for our ongoing registrational and clinical trials and pre-clinical studies. For future clinical trials and for Libmeldy and other products for which we obtain marketing approval, if any, we intend to utilize materials manufactured by CDMOs. If our academic partners or these CDMOs do not successfully carry out their contractual duties, meet expected deadlines or manufacture our viral vector and product candidates in accordance with regulatory requirements or if there are disagreements between us and our academic partners or these CDMOs, we will not be able to complete, or may be delayed in completing, the pre-clinical studies and clinical trials required to support approval of our product candidates or the FDA, EMA or other regulatory agencies may refuse to accept our clinical or pre-clinical data. In such instances, we may need to enter into an appropriate third-party relationship, which may not be readily available or available on acceptable terms. This could cause additional delay or increased expense prior to the approval of our product candidates and could have a negative impact on our business, financial condition, results of operations and prospects.

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
•
termination or non-renewal of manufacturing and service agreements with third parties in a manner or at a time that is costly or damaging to us; and
•
disruptions to the operations of our third-party manufacturers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or service provider or future pandemics or disruptions.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct our pre-clinical studies and clinical trials, including in some instances sponsoring such clinical trials, and to monitor and manage data for our ongoing pre-clinical and clinical programs. While we will have agreements governing the activities of our academic partners and CROs, we will control only certain aspects of their activities and have limited influence over their actual performance.

Nevertheless, we are responsible for ensuring that each of our pre-clinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. The FDA, EMA or comparable foreign regulatory authorities may deem the clinical data generated in our clinical trials unreliable and may require us to perform additional clinical trials before approving our marketing applications if, among other things, we fail to exercise adequate oversight over any of our academic partners or CROs or if our academic partners or CROs do not successfully carry out their respective contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements. We cannot assure that upon a regulatory inspection of us, our academic partners or our CROs or other third parties performing services in connection with our clinical trials, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

Additionally, the FDA or EMA may disagree with the sufficiency of our right of reference to the pre-clinical, manufacturing or clinical data generated by these academic-sponsored trials or our interpretation of pre-clinical, manufacturing or clinical data from these academic-sponsored trials. If so, the FDA or EMA may require us to obtain and submit additional pre-clinical, manufacturing or clinical data.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals of our product candidates or commercialization of our commercial products or product candidates, if approved, and cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our pre-clinical studies and clinical trials may be delayed.

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

We rely primarily on know-how and trade secret protection for aspects of our proprietary technologies, Libmeldy and our product candidates. This means that barriers to entry that typically apply in the case of pharmaceutical and biopharmaceutical companies with issued patents covering aspects of their proprietary technologies, products and product candidates, such as composition of matter claims, will generally not apply to our commercial products or our product candidates, and this may expose us to competition from other biopharmaceutical companies, particularly those companies that possess greater financial resources and more mature product candidate development, manufacturing, marketing and distribution resources than we do. Although our product candidates, if approved, may be eligible for marketing and data exclusivities in, for example, the United States and Europe, these exclusivities would not prevent another biopharmaceutical company from conducting its own clinical trials to develop and seek regulatory approval of a competitive product. We are not the only company that is developing and commercializing products using a lentiviral-based autologous ex vivo gene therapy approach, and these competitive approaches may be comparable or superior to our approach. One or more of these companies may seek to develop products that compete directly with our commercial products or one or more of our product candidates, the result of which could have a material adverse effect on our business. In addition, many universities and private and public research institutes are active in our target disease areas.

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

Even if we obtain regulatory approval for our product candidates, the commercial success of our product candidates will depend in part on the medical community, patients, and payors accepting gene therapy products in general, and our product candidates in particular, as effective, safe and cost-effective. Any product that we bring to the market may not gain market acceptance by physicians, patients, payors and others in the medical community. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a product candidate displays a favorable efficacy and safety profile in pre-clinical studies and clinical trials, market acceptance of the product, if approved for commercial sale, will not be known until after it is launched. Our efforts to educate the medical community and payors on the benefits of our product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.

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

We are targeting rare diseases for which the patient populations are relatively small. In addition, treatment with any of our product candidates involves only a single administration. As a result, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. It is possible that commercially available products may serve as a reference price that, for various reasons, may be lower than the price we need to obtain for our product candidates. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our products, if approved, will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product candidates, if approved.

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

Gene therapy remains a novel technology with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. Adverse events in other lentiviral gene therapy trials unrelated to our product candidates could negatively impact our business. Our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

We may be unable to effectively manage our programs.

In some instances we may decide to discontinue our investment in programs after we’ve invested time and capital into such programs. For example, in May 2020, we announced a reduction of the investment in and scope of OTL-101 for ADA-SCID and OTL-300 for TDT, and we have since returned licenses for both programs to the licensor. Additionally, in March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD. We may in the future decide to discontinue additional programs, and we may incur transition and termination costs. In addition, we may in the future decide to expand our operations to different territories and indications, including through in-licenses. Managing these expanded operations will pose challenges for us, and we cannot assure that we will be successful.

We face potential product liability.

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

We believe our product liability insurance coverage is sufficient in light of our current commercial and clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage as appropriate if and as we commercialize additional products, but we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could adversely affect our results of operations and business.

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

Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in pre-clinical or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any key employee or advisor could harm our business.

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

Successful commercialization of our products depends, in part, on the availability of reimbursement for such products in the markets where we sell our products. Governmental health authorities, private health insurers and other organizations are focused on controlling healthcare costs, and these methods are not always specifically adapted for new technologies, such as gene therapy and therapies addressing rare diseases. Legislative and regulatory action affecting reimbursement could impact our ability to sell our products profitably.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

•
the demand for our products, if approved;
•
our ability to set a sufficient price;
•
our ability to generate revenue and achieve or maintain profitability; and
•
the level of taxes that we are required to pay.

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
•
The federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistle blower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistle blower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery.
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
•
Many states in the United States have enacted laws that regulate the privacy and security of certain types of personal information. For example, in California, the California Consumer Protection Act (CCPA), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
•
Following the UK’s withdrawal from the EU, the EU GDPR was incorporated into UK domestic law. UK-based organizations doing business in the EU will need to continue to comply with the EU GDPR and now also the UK GDPR. The UK is now regarded as a third country under the EU GDPR, but the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (“Adequacy Decision”). Therefore, transfers of personal data originating in the EU to the UK remain unrestricted. The UK Government has also confirmed that transfers of personal data originating in the UK to the EU may continue to flow freely. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK

Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Significantly, adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States, in compliance with the GDPR (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum (“UK IDTA”). Where relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data.

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
•
litigation or administrative actions resulting from claims against us by current or former employees or consultants individually or as part of class actions, including claims of wrongful terminations, discrimination, mis-classification or other violations of labor law or other alleged conduct;
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

We are highly dependent on the intellectual property and data licensed to us by third parties, including technology related to the manufacture and use of our products and product candidates. We have in-licensed certain know-how and data from GSK and Telethon-OSR relating to Libmeldy, certain know-how and data from Telethon-OSR relating to OTL-203 for MPS-IH, and certain other intellectual property for our clinical and pre-clinical programs. Any termination of these license rights could result in the loss of significant rights and could harm or prevent our ability to commercialize our products and product candidates.

Our in-licensed intellectual property is often limited to particular fields and is often subject to certain retained rights. We may not have rights to use in-licensed intellectual property, data or know-how from one program in another program. As a result, we may not be free to commercialize certain of our products or product candidates in fields or territories of interest to us. Furthermore, if the licenses are not exclusive in territories of interest to us, we may be unable to prevent competitors from developing and commercializing competitive products in territories included in our licenses. Licenses (including sublicenses) to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. We currently do not own any patents or patent applications and have not in-licensed any issued patents related to Libmeldy. Many of our products and product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all. Our or our licensors’ failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties, in particular, other established and better-financed gene therapy companies having established development, manufacturing and distribution capabilities, to make competing products or impact our ability to develop, manufacture and market our products and product candidates, even if approved, on a commercially viable basis, if at all, which could have a material adverse effect on our business.

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

We may become involved in lawsuits to protect or enforce our patents and other intellectual property, which could be expensive, time consuming and unsuccessful.

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

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, which could impair our ability to protect our products and product candidates.

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

We cannot assure that our efforts to seek patent protection for one or more of our products and product candidates will not be negatively impacted by the decisions described above, rulings in other cases, or changes in guidance or procedures issued by the USPTO. We cannot fully predict what impact the Supreme Court’s decisions in Prometheus and Myriad may have on the ability of life science companies to obtain or enforce patents relating to their products in the future. These decisions, the guidance issued by the USPTO and rulings in other cases or changes in USPTO guidance or procedures could have a material adverse effect on our existing patent rights and our ability to protect and enforce our intellectual property in the future.

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

The trading price of our ADSs has fluctuated and may continue to fluctuate significantly. The market price of our ADSs depends on a number of factors, some of which are beyond our control. For example, the trading price of our ADSs may be affected by:

•
adverse results or delays in pre-clinical studies or clinical trials;
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

If securities or industry analysts do not continue to publish research about our business or publish inaccurate or unfavorable research, our ADS price and trading volume could decline.

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

Based upon our ordinary shares outstanding as of March 3, 2023, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 47.6% of our ordinary shares and ADSs. In computing the number of ordinary shares beneficially owned by a person, ordinary shares subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 3, 2023, are considered outstanding. These ordinary shares, however, are not included in the number of shares outstanding as of March 3, 2023. (In other words, in calculating the beneficial ownership percentage, there are ordinary shares in the numerator that are not reflected in the denominator.) Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Except as described in the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. Under the terms of the deposit agreement, holders of the ADSs may instruct the depositary to vote the ordinary shares underlying their ADSs. Otherwise, holders of ADSs will not be able to exercise their right to vote unless they withdraw the ordinary shares underlying their ADSs to vote them in person or by proxy in accordance with applicable laws and regulations and our Articles of Association. Even so, ADS holders may not know about a meeting far enough in advance to withdraw those ordinary shares. If we ask for the instructions of holders of the ADSs, the depositary, upon timely notice from us, will notify ADS holders of the upcoming vote and arrange to deliver our voting materials to them. Upon our request, the depositary will mail to holders a shareholder meeting notice that contains, among other things, a statement as to the manner in which voting instructions may be given. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs. A shareholder is only entitled to participate in, and vote at, the meeting of shareholders, provided that it holds our ordinary shares as of the record date set for such meeting and otherwise complies with our Articles of Association. In addition, the depositary's liability to ADS holders for failing to execute voting instructions or for the manner of executing voting instructions is limited by the deposit agreement. As a result, holders of ADSs may not be able to exercise their right to give voting instructions or to vote in person or by proxy and they may not have any recourse against the depositary or us if their ordinary shares are not voted as they have requested or if their shares cannot be voted.

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

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of December 31, 2022, we had outstanding 126,947,225 voting shares. The holders of 8,611,375 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, as of December 31, 2022, 18,488,043 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting and, once we are no longer a “smaller reporting company”, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. In order to achieve and maintain compliance with Section 404, we have documented and evaluated our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, have engaged outside consultants and adopted a detailed work plan to continually assess and document the adequacy of internal control over financial reporting, taken steps to improve control processes as appropriate, validated through testing that controls are functioning as documented and have implemented a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk in any given year that we will not be able to conclude within the prescribed time frame that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Moreover, if in the future we are required to obtain an opinion as to the effectiveness of our internal control over financial reporting and if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ADSs could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities or to shareholder litigation, which could have an adverse impact on the market price or our ADSs and cause us to incur additional expenses.

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

We are not currently in compliance with The Nasdaq Stock Market’s minimum bid price rule because the closing bid price of our ADSs had been below $1.00 per share for 30 consecutive business days. On March 10, 2023, we effected a change to our ADS to ordinary share ratio from the previous ratio of one ADS to one ordinary share to a new ratio of one ADS to ten ordinary shares. We expect that we will regain compliance with the minimum bid price rule as a result of the ratio change. However, we may not be able to remain compliant in the future.

If we are not able to maintain compliance with the Nasdaq listing requirements, including the minimum bid price rule, we could receive a delisting notice from Nasdaq. Delisting from The Nasdaq Capital Market could make trading our ADSs more difficult for investors, potentially leading to declines in the trading price of our ADSs and decreased liquidity. We cannot ensure that our ADSs, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the-counter system. Other consequences of delisting could include an adverse effect on our ability to obtain equity financing on acceptable terms or at all, an increase in volatility of our ADS trading price, and a loss of confidence by shareholders, employees and business partners.

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

We believe that we were not a CFC in the 2022 taxable year, but we may become a CFC in a subsequent taxable year. If we are classified as both a CFC and a passive foreign investment company, or PFIC (as discussed below), we generally will not be treated as a PFIC with respect to those U.S. holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

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

Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2022. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. As a result, there can be no assurance regarding if we currently are treated as a PFIC or may be treated as a PFIC in the future. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

In certain circumstances, a U.S. holder of shares in a PFIC may alleviate some of the adverse tax consequences described above by making either a “qualified electing fund,” or QEF, election or a mark-to-market election (if our ordinary shares or ADSs constitute “marketable” securities under the Code), which each require the inclusion of a pro rata share of our income on a current basis. Because it was possible we were a PFIC for the 2022 taxable year, we currently expect that we will provide the information necessary for U.S. holders to make a QEF Election. We may elect to provide such information on our website (www.ORTX.com). A U.S. holder would also be able to make a mark-to-market election with respect to our ordinary shares or ADSs as long as those shares or ADSs constitute marketable securities under the Code.

We may be unable to use UK net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments or benefit from favorable UK tax legislation.

As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. As of December 31, 2022, we had cumulative carryforward tax losses of $633.4 million. Subject to numerous utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the Company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 will be limited each year to £5.0 million plus, broadly, an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a company that carries out extensive research and development activities, we seek to benefit from two UK research and development tax relief programs, the Small and Medium-sized Enterprises R&D Tax Credit Program, or SME Program, and the Research and Development Expenditure Credit program, or RDEC Program. Where available, we may be able to surrender the trading losses that arise from our qualifying research and development activities for cash or carried forward for potential offset against future profits (subject to relevant restrictions). The majority of our pipeline research, clinical trials management and manufacturing development activities are currently eligible for inclusion within these tax credit cash rebate claims.

In the future we will continue to seek to benefit from these programs; however, the United Kingdom Government’s Autumn Statement on November 17, 2022 announced reductions in the level of credits offered under the SME Program that will take effect from April 2023, along with other changes outlined further below. Under the SME Program, we are currently in principle able to surrender some of our trading losses that arise from our qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditures. The majority of our research, clinical trials management and manufacturing development activities are currently eligible for inclusion within these tax credit cash rebate claims. The cash rebate available from April 2023 is expected to reduce to up to 18.6% of qualifying research and development expenditures, which (if we continue to qualify as a SME) would represent a significant reduction in cash receivable from the United Kingdom Government. Furthermore, we may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a SME, based on size criteria concerning employee headcount, turnover and gross assets. There is also a cap on payable credit claims under the SME Program in excess of £20,000 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. If we cease to be eligible for the SME Program, we may be able to claim alternative credits under the RDEC Program (in addition to credits that we currently claim under that Program). The RDEC Program does not entitle us to cash rebates in the same way as the SME Program, but instead (broadly) functions as a taxable credit against United Kingdom corporation tax (although the credit may be repayable to a loss-making company in certain circumstances). The United Kingdom Government has announced an increase to the rate of the RDEC credit from 13% to 20% from April 2023 (although the RDEC Program on the whole is less advantageous than the SME Program).

Additional changes to the R&D tax relief legislation, expected to take effect from April 2023, introduce restrictions on relief that may be claimed for expenditure on sub-contracted R&D activity, broadly requiring either that workers carrying on such activity are subject to UK PAYE or, where work is undertaken outside the UK, that this must be due to geographical, environmental or social conditions not replicable in the UK. These restrictions may impact the quantum of R&D relief that we are able to claim in the future. In addition, the UK government is currently consulting on the potential replacement of the SME Program and RDEC Program with a single program, operating similarly to the RDEC Program, which may, inter alia, change the present treatment of sub-contracted R&D work and introduce different thresholds and caps on expenditure and relief. If enacted, the new program would be expected to have effect for expenditure incurred from April 2024 onward, and could have a material impact on the quantum of R&D relief that we are eligible to claim.

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

Owing to the international scope of our operations, fluctuations in exchange rates, particularly between the pound sterling and the U.S. dollar, may adversely affect us. Although we are headquartered in the United Kingdom, we also source research and development, manufacturing, consulting and other services from the United States and the European Union. Further, potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates not only between the pound sterling and the U.S. dollar, but also the euro, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

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

As a result, U.S. investors may not be able to enforce against us or our senior management, board of directors or certain persons named herein who are residents of the United Kingdom or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

General Risk Factors

We have debt service obligations and may incur additional indebtedness in the future, which could adversely affect our financial condition, our results of operations and our ability to react to changes in our business.

We currently have $32.2 million of principal indebtedness outstanding under our senior term facilities agreement, or the amended Credit Facility, with MidCap Financial (Ireland) Limited. We have the ability to borrow up to an additional $67.0 million in the future under the Amended Credit Facility upon satisfaction of certain conditions. Our existing indebtedness and any additional indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position.

The fact that a portion of our cash, cash equivalents and marketable securities could be required to make payments on our indebtedness could have important consequences, including:

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

The Amended Credit Facility contains customary restrictive covenants relating to the operation of our business, including restrictions on our ability to:

•
incur or guarantee additional indebtedness;
•
incur or permit to exist certain liens;
•
undergo a change in control;
•
amend material agreements and organizational documents;
•
effect certain mergers, consolidations, asset sales and acquisitions; and
•
pay dividends on, or redeem or repurchase, share capital, enter into transactions with affiliates, or materially change our business.

Such restrictions could affect our ability to take certain actions from time to time.

We may be adversely affected by natural disasters, and our business continuity and disaster recovery plans may not adequately protect us.

Natural disasters, including earthquakes, fires, flooding, and health epidemics and pandemics, among other things, could severely disrupt our business. If a natural disaster occurred, we may be unable to use all or a significant portion of our facilities, which could make it difficult or impossible for us to continue our business or a portion of our business for a substantial period of time. A natural disaster could also damage critical infrastructure and affect our third-party contract manufacturers. Our disaster recovery and business continuity plans are currently limited and may not prove adequate in the event of a serious natural disaster or similar event. As such, we could incur substantial expenses if a natural disaster occurs, which could have a material impact on our business.

Our business may be affected by public health crises, including the COVID-19 pandemic.

Public health crises such as pandemics or similar outbreaks can adversely impact our business. For example, the COVID-19 global pandemic caused significant disruptions to the U.S. and global economies, contributed to volatility in the financial markets, and led to measures that impacted various aspects of our business, including our clinical and regulatory efforts as well as our supply chain. Renewed outbreaks, including different variants of the virus, could negatively impact our business operations.

In addition, in response to the COVID-19 pandemic, we implemented a hybrid work policy for many employees, whereby eligible employees spend only part of their time working in the office. Remote working creates risks to our business, including increased cybersecurity risks. We may also experience difficulty in recruiting and onboarding new employees as a result of remote working.

The extent to which pandemics, including the COVID-19 pandemic, may impact our business, and our clinical development and regulatory efforts, as well as our supply chain, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic spread of a disease, the duration of the outbreak, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. Accordingly, we cannot predict the impact of pandemics, including the COVID-19 pandemic, with any certainty. However, these effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, which may in turn also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

We could be the subject of a securities class action litigation. The risk is especially relevant to us because such litigation is often brought against companies following a decline in the market price of their securities, and biotechnology and pharmaceutical companies have experienced significant securities price volatility in recent years. If such a litigation were brought against us, it could result in substantial costs and could divert management’s attention and resources, which would be harmful to our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities

Our principal office is located at 245 Hammersmith Road, 3rd Floor, London W6 8PW, United Kingdom. We lease approximately 17,400 square feet of office space at this location and our lease for this location extends through February 2032. We also lease approximately 14,000 square feet of office space in Boston, Massachusetts, our U.S. Headquarters.

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

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of December 31, 2022, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Ordinary Shares and ADSs

Prior to March 10, 2023, our American Depositary Shares, or ADSs, each represented one ordinary share, nominal value £0.10 per share, of Orchard Therapeutics plc. On March 10, 2023, we effected a change to our ADS to ordinary share ratio such that one ADS is now represented by ten ordinary shares. An ADS may be evidenced by an American Depositary Receipt issued by Citibank, N.A. as depositary bank. Our ADSs have been listed and traded on The Nasdaq Capital Market since September 13, 2022 and were previously listed and traded on The Nasdaq Global Select Market since October 31, 2018. Our ADSs are listed and trade under the symbol “ORTX”. As of March 10, 2023, there were 55 holders of record of our ordinary shares and one holder of record of our ADSs.

The closing sale price of our ADS on March 10, 2023 was $4.80, which reflects the above-mentioned ratio change.

Sales of Unregistered Securities

Not applicable.

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

Business Overview

Orchard Therapeutics is a global gene therapy company dedicated to transforming the lives of people affected by severe diseases through the development of innovative, potentially curative gene therapies. Our ex vivo autologous hematopoietic stem cell (“HSC”) gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. We have one of the most advanced gene therapy pipelines in the industry spanning multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist.

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, commercializing Libmeldy in Europe, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in our initial public offering (“IPO”) and follow-on offering, ordinary shares in our private placement, and convertible preferred shares. We have also financed our operations through proceeds from our senior term facilities agreement (the “Amended Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., and proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

We have incurred significant operating losses since our inception. With the approval of Libmeldy in Europe, we are now transitioning from a primarily clinical development stage company to a commercial stage company. We plan to continue the implementation of our commercialization plan for Libmeldy and our near-term plans for commercialization include:

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

Our net losses were $150.7 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $900.9 million. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $143.8 million. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

Recent Developments

In March 2022, we announced our decision to focus on severe neurometabolic diseases and early research programs, and to discontinue our investment in and seek strategic alternatives for our programs in rare primary immune deficiencies, including OTL-103 for treatment of WAS, OTL-102 for treatment of X-CGD and Strimvelis. In connection with this new strategic focus, we reduced our workforce by approximately 30%.

In March 2023, the Company announced a private placement pursuant to which the Company agreed to sell ordinary shares, non-voting ordinary shares, and warrants to purchase ordinary shares or non-voting ordinary shares. The private placement consists of two closings. The Company completed the initial closing in March 2023 and sold 56,666,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share, and warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares, at a purchase price of $6.00 per ten shares and accompanying warrant. The completion of the initial closing resulted in gross proceeds of approximately $34.0 million. Refer to the Liquidity section below for further information on the private placement.

Business update regarding COVID-19

The COVID-19 pandemic presented substantial public health and economic challenges around the world, and it will likely continue to affect our business.
In addition to general macro-economic effects of the pandemic, our business faced several specific challenges. For example, many of our clinical sites devoted, and continue to devote, significant resources to patients with COVID-19. If there is a future rise in hospitalizations, our clinical sites may need to dedicate additional resources to treating these people, which could limit their ability to enroll additional patients in clinical trials, if necessary.

In addition, during the pandemic, many of our employees spent time working from home due to limitations on travel and other social distancing measures. Currently, a majority of employees are on a hybrid-working model, meaning they perform part of their work in the office and part of their work outside of the office. This could increase our cybersecurity risk and hinder our ability to onboard new employees.

It is possible that if additional variants of the virus proliferate, our third party vendors and contract manufacturers could face delays and may struggle to operate at expected levels. While we don’t currently anticipate any interruptions to our business, we cannot predict this.

Finally, if there are future disruptions to the capital markets as a result of the pandemic, it could impact our ability to raise capital.

For additional information on the various risks posed by the COVID-19 pandemic, please see the section titled “Item 1A. Risk Factors” included in this Annual Report.

Components of our results of operations

Product revenue

We recognize product revenue, net, from sales of Libmeldy and Strimvelis in Europe. Product revenue is recorded net of estimates of variable consideration. Please read Note 2, Product revenue, net, to the consolidated financial statements included in this Form 10-K for further details of the reserves recorded for variable consideration. We expect that future sales of Libmeldy will fluctuate quarter over quarter. Strimvelis is distributed exclusively at the San Raffaele Hospital in Milan, Italy. We announced in March 2022 that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

We recognize collaboration revenue under our collaboration agreement with Pharming. Under revenue recognition guidance, we account for our obligations to provide the license and research, development, and manufacturing services under the agreement as a series of distinct services that are accounted for as a single performance obligation. We recognize revenue using the cost-to-cost input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The impact of any adjustment related to the estimated transaction price on revenue recorded to date is recognized in the period the adjustment is identified. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred. Refer to Note 2 and Note 16 to the consolidated financial statements included in this Form 10-K for further discussion on our revenue recognition around this agreement.

Cost of product revenue

Cost of sales consists of costs to manufacture, including raw materials, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties that are tied to sales.

A portion of our inventory includes raw materials that were expensed prior to approval of Libmeldy, referred to as zero cost inventories. Cost of sales for newly launched products will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is purchased, manufactured, and sold. Therefore, the cost of product revenue reflects a portion but not all of the manufacturing costs of our products.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•
expenses incurred under agreements with third parties, including contract research organizations (CROs) that conduct research, pre-clinical activities and clinical trials on our behalf as well as contract manufacturing organizations that manufacture lentiviral vectors and cell-based drug products for use in our pre-clinical and clinical trials;
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
•
the costs of laboratory supplies and acquiring, developing and manufacturing pre-clinical study and clinical trial materials;
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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued research and development expenses. United Kingdom research and development tax credits are recorded as an offset to research and development expense. Amortization of the Strimvelis loss provision is also recorded as an offset to research and development expense.

Our direct external research and development expenses are tracked on a program-by-program basis and consist of costs, such as fees paid to consultants, contractors and contract manufacturing organizations in connection with our pre-clinical and clinical development activities. License fees and other costs incurred after a product candidate has been designated and that are directly related to the product candidate are included in direct research and development expenses for that program. License fees and other costs incurred prior to designating a product candidate for development are included in unallocated costs. We do not allocate employee costs, costs associated with our early-stage discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified.

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

Interest expense

Interest expense consists of interest associated with our credit facility with MidCap Financial, which we entered into in May 2019 and amended and restated in May 2021. During 2022, this credit facility bore a variable interest rate of 5.95% above LIBOR, plus a final payment equal to 3.5% of the principal borrowed under the credit facility.

In January 2023, we again amended and restated the credit facility to change from LIBOR to SOFR. The newly amended facility bears a variable interest rate of 5.95% above SOFR plus 0.10% per annum, plus a final payment equal to 3.5% of the principal borrowed under the Amended Credit Facility.

Other income (expense)

Other income (expense), net consists primarily of realized and unrealized foreign currency transaction gains and losses.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Product revenue, net	$20,610	$700	$19,910
Collaboration revenue	2,045	975	1,070
Total revenues	$22,655	$1,675	$20,980
Costs and operating expenses
Cost of product revenue	6,771	226	6,545
Research and development	93,847	86,977	6,870
Selling, general and administrative	49,125	54,905	(5,780)
Total costs and operating expenses	149,743	142,108	7,635
Loss from operations	(127,088)	(140,433)	13,345
Other (expense) income:
Interest income	1,543	412	1,131
Interest expense	(3,079)	(2,497)	(582)
Other (expense) income, net	(24,410)	(1,238)	(23,172)
Total other (expense) income, net	(25,946)	(3,323)	(22,623)
Net loss before income tax	(153,034)	(143,756)	(9,278)
Income tax (expense) benefit	2,374	(828)	3,202
Net loss attributable to ordinary shareholders	$(150,660)	$(144,584)	$(6,076)

Product revenue, net

The table below summarizes our revenue earned by product (in thousands):

	Year Ended December 31,
	2022	2021	Change
Libmeldy	$18,796	$—	$18,796
Strimvelis	1,814	700	1,114
Total product revenue, net	$20,610	$700	$19,910

Libmeldy received approval from the European Commission in December 2020 and we made our first commercial sale in the first quarter of 2022. In March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

During the years ended December 31, 2022 and 2021, we recognized revenue of $2.0 million and $1.0 million, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product revenue

Cost of product revenue for the year ended December 31, 2022, consisted of costs to manufacture, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties related to these sales. The gross margin on our product revenue, net was enhanced by our use of zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product revenue for the year ended December 31, 2022, would have been approximately $8.4 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area (in thousands):

	Year Ended December 31,
	2022	2021	Change
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$28,813	$22,443	6,370
Primary immune deficiencies	9,777	17,801	(8,024)
Blood disorders	3,041	743	2,298
Other research and pre-clinical programs under development	3,927	5,636	(1,709)
Total direct research and development expenses	45,558	46,623	(1,065)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	31,108	31,897	(789)
Share-based compensation	6,791	9,214	(2,423)
Restructuring costs	1,448	524	924
Accretion of Strimvelis loss provision	(274)	(1,037)	763
Research and development tax credit	(8,243)	(13,920)	5,677
Facility and other	17,459	13,676	3,783
Total indirect research and development expenses	48,289	40,354	7,935
Total research and development expenses	$93,847	$86,977	6,870

Total direct research and development expenses decreased from $46.6 million for the year ended December 31, 2021, to $45.5 million for the year ended December 31, 2022. The $1.1 million decrease, or -2%, was primarily the result of:

•
an $8.0 million decrease in costs associated with primary immune deficiencies programs and a $1.7 million decrease in other research and pre-clinical programs due to due to de-prioritization of and decreased investment in these programs after our restructuring efforts;
•
a $6.4 million increase in spending on neurometabolic disorder programs, specifically driven by spending on OTL-200 for MLD, as we ramp up our efforts to file a BLA with the FDA; and
•
a $2.3 million increase in spending on blood disorder program which was driven by the accruing of long-term follow up cost associated with returning the program to the licensee and other wind-down costs related to de-prioritization of the program after our restructuring efforts.

Total indirect research and development expenses increased from $40.4 million for the year ended December 31, 2021, to $48.3 million for the year ended December 31, 2022. The $7.9 million increase, or 20%, was the result of:

•
a $5.7 million decrease in the amount received from the UK research and development tax credit, which is an offset to research and development expenses incurred for qualifying programs. This decrease was driven by a decrease in qualifying costs;
•
a $3.8 million increase in facility and other expenses due to increases in platform development costs;
•
a $0.9 million increase in restructuring costs driven by re-prioritization of our goals and changes in our corporate strategy and associated employee terminations;
•
a $0.8 million decrease in the accretion of the Strimvelis loss provision, which is an offset to research and development expenses. This decrease was driven by our decision to no longer invest in the development of our commercial program for Strimvelis and seek an alternative future for the program; and
•
a $2.4 million decrease in share-based compensation and a $0.8 million decrease in personnel related costs due to our strategic restructuring efforts and headcount reduction.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area (in thousands):

	Year Ended December 31,
	2022	2021	Change
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$16,868	$18,227	(1,359)
Share-based compensation	9,219	13,322	(4,103)
Restructuring costs	333	484	(151)
Consulting, professional, and insurance-related costs	11,754	12,679	(925)
Marketing, promotions, and advocacy	4,135	5,259	(1,124)
Facilities and other costs	6,816	4,934	1,882
Total selling, general, and administrative expenses:	$49,125	$54,905	$(5,780)

Selling, general and administrative expenses decreased from $54.9 million for the year ended December 31, 2021, to $49.1 million for the year ended December 31, 2022. The $5.8 million decrease, or -11%, was a result of:

•
a $1.4 million decrease in personnel related expenses and a $4.1 million decrease in share-based compensation expenses due to decreased headcount as a result of our strategic restructuring;
•
a $0.9 million decrease in consulting, professional, and insurance-related costs as well as a $1.1 million decrease in marketing, promotions, and advocacy costs due to a de-emphasis and discontinuation of investment in certain clinical and research programs as a result of our strategic restructuring; and
•
a $1.9 million increase in facilities and other costs driven by increased shareholder and ADS administration costs.

Other (expense) income, net

Other (expense) income, net decreased from a $3.3 million loss for the year ended December 31, 2021, to a $25.9 million loss for the year ended December 31, 2022. During the year ended December 31, 2022, we had net realized and unrealized losses on foreign currency transactions of $24.4 million, comprised primarily of unrealized losses, compared to net realized and unrealized losses of $1.2 million for year ended December 31, 2021. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar, Pounds sterling, and Euro exchange rates. Interest expense was $3.1 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. Interest income was $1.5 million and $0.4 million in the years ended December 31, 2022 and 2021, respectively. The increase to both interest expense and interest income is attributable to interest rate increases throughout 2022 driven by anti-inflationary measures born from the current economic environment.

Liquidity and capital resources

From our inception through December 31, 2022, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired our commercial product Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of pre-clinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We launched Libmeldy in Europe and generated product revenue during the year ended December 31, 2022. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, reimbursements associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., our Original Credit Facility and our Amended Credit Facility with MidCap, and through proceeds from sales of Libmeldy in Europe beginning in 2022.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. On March 24, 2022, we delivered written notice to Cowen to terminate the Sales Agreement, effective as of March 30, 2022, pursuant to Section 11(b) thereof. Prior to termination, we had not sold any ADSs pursuant to the Sales Agreement. As a result of the termination of the Sales Agreement, we will not offer or sell any ADSs under the Sales Agreement. On October 6, 2022 we entered into a Sales Agreement with Guggenheim Securities, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $30.0 million. As of December 31, 2022, we have not sold any shares under the Guggenheim Sales Agreement.

On March 6, 2023, we announced a private placement pursuant to which the Company agreed to sell up to an aggregate of 99,166,900 ordinary shares and non-voting ordinary shares, nominal value of £0.10 per share, and warrants to purchase an aggregate of 109,083,590 ordinary shares or non-voting ordinary shares. The private placement consists of two closings. At each closing, the shares will be sold in fixed combinations with the warrants and units, with each purchaser receiving one warrant to purchase eleven shares per ten shares purchased. The Company received approximately $34 million at the initial closing on March 10, 2023. The Company may receive an additional $34 million from the second closing of the private placement. This second closing is conditioned upon (i) the Company’s announcement of its intention to file a biologics license application (“BLA”) submission following receipt of the minutes from the U.S. Food and Drug Administration (“FDA”) in connection with the Company’s pre-BLA (Type B) meeting for OTL-200, provided such minutes do not expressly advise the Company not to proceed with a BLA submission, and (ii) receipt of approval from the Company's shareholders, to be provided at a meeting of shareholders no later than 120 days after the initial closing, to give the Company's directors authority to issue the securities to be issued and sold in the second closing of the private placement and the shares issuable upon exercise of the warrants to be issued and sold in the private placement.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described below in the footnotes to our consolidated financial statements.

Cash flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(75,987)	$(125,097)
Net cash provided by (used in) investing activities	90,560	(32,165)
Net cash provided by (used in) financing activities	(693)	158,066
Effect of exchange rate changes on cash	(1,419)	(27)
Net increase in cash, cash equivalents, and restricted cash	$12,461	$777

Operating activities

Net cash used in operating activities for the year ended December 31, 2022, was $76.0 million and was primarily driven by our net loss of $150.7 million, partially offset by non-cash charges consisting of depreciation and amortization of $2.7 million, share based compensation of $16.0 million, and unrealized foreign currency transaction losses on intercompany accounts of $23.2 million. Our net cash used in operating activities also included a net source of cash of $36.2 million related to changes in operating assets and liabilities as follows:

•
a net source of cash of $22.6 million related to the receipt of funds from our UK research and development tax credit for claims submitted for the year ended December 31, 2021;
•
a net source of cash of $13.6 million related to changes in accounts payable, accrued expenses, and other current liabilities primarily driven to timing of invoices as compared to when services are provided by our vendors as well as the accrual of remaining costs for discontinued clinical and research expenses for which we have discontinued further investment due to our corporate restructuring activities;
•
a net source of cash of $2.2 million related to increased other long-term liabilities due to timing of payments of certain accrued royalties;
•
a net source of cash of $5.1 million from a decrease in prepaid expenses, other current assets, and other assets primarily due to services being performed on amounts already paid to vendors; and
•
a net use of cash of $7.4 million related increased accounts receivable due to timing of cash receipt on our revenues.

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

Investing activities

Net cash provided by investing activities for the year ended December 31, 2022, was $90.6 million. This net cash provided by investing activities was primarily driven by proceeds from the sales and maturities of marketable securities that we utilize for operating activities. We further received $8.0 million back from our Fremont lease construction deposit that was held in escrow and used $6.5 million to purchase property, plant, and equipment for our new Hammersmith office and lab space lease.

During 2021, we used $32.2 million of cash in investing activities. The change in cash from investing activity was primarily due to proceeds from sales and maturities of marketable debt securities that we utilize for operating activities.

Financing activities

Net cash used by financing activities for the year ended December 31, 2022, was $0.7 million and primarily consisted of repayments of the principal balance on our notes payable.

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

Funding requirements

We expect our expenses and capital expenditures will remain consistent in the near term in connection with our ongoing activities as we advance the pre-clinical activities and clinical trials of our product candidates and as we:

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
•
conduct investigational new drug application, or IND, and or clinical trial application, or CTA-enabling studies for our pre-clinical programs;
•
initiate additional clinical trials and pre-clinical studies for our other product candidates;
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

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even though we started generating Libmeldy product sales in 2022, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We believe our existing cash, cash equivalents, and marketable securities on hand, together with expected proceeds from sales of Libmeldy and the $34 million received in March 2023 from the 2023 private placement, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Each reporting period, we evaluate which tax relief programs we are expected to be eligible for and record a reduction to research and development expense for the portion of the expense that we expect to qualify under the programs, that we plan to submit a claim for, and we have reasonable assurance that the amount will ultimately be realized. Based on criteria established by HM Revenue and Customs (“HMRC”), we expect a proportion of expenditures being carried in relation to our pipeline research, clinical trials management and manufacturing development activities to be eligible for the research and development tax relief programs for the years ended December 31, 2022 and 2021.

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

We may not be able to continue to claim research and development tax credits under the SME program in the future because it may no longer qualify as a small or medium-sized company. In addition, as noted above, the benefits offered by the SME program are to be reduced from April 2023 and may be subject to further reduction (or even withdrawal) in future, which could have a material impact on future credits that we may be eligible to claim, when compared to those we have benefited from in prior years. Furthermore, the UK government is currently consulting on the potential replacement of the R&D tax credit regime with a new regime, which may, inter alia, change the present treatment of sub-contracted R&D work and introduce different thresholds and caps on expenditure and relief. If enacted, the new program would be expected to have effect for expenditure incurred from April 2024 onward, and could have a material impact on the quantum of R&D relief and credits that we are eligible to claim.

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

We base our expenses related to pre-clinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs, research institutions and other vendors that supply, conduct and manage pre-clinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

Product revenue, net - Libmeldy

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

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of December 31, 2022, we have not capitalized any costs to obtain contracts.

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

Government rebates: We are subject to statutory government rebates on sales in certain European countries as well as estimated rebates in certain European countries because final pricing has not yet been negotiated. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenue and a current liability that is included in accrued expenses on our consolidated balance sheet. We are also subject to potential rebates in connection with performance criteria agreed upon with certain payors. The estimate for rebates is based on statutory discount rates, industry pricing data, current expectations around final pricing to be obtained, and historical experience of the performance of our products during clinical trials.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of December 31, 2022, we had cash, cash equivalents, marketable securities, and restricted cash of $148.0 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and U.S. bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $33.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 5.95% plus LIBOR. As of December 31, 2022, the carrying value of the term loans under the credit facility was $32.7 million.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR) and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR). Currently, our credit facilities reference LIBOR-based rates. In January 2023, we amended and restated our credit facility to change from LIBOR to SOFR. The newly amended facility bears a variable interest rate of 5.95% above SOFR plus 0.10% per annum, plus a final payment equal to 3.5% of the principal borrowed under the Amended Credit Facility.

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars and expects to continue to do so in the future. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency of the relevant entity at rates of exchange prevailing at the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods. We recorded realized and unrealized foreign currency losses of $24.3 million and $1.2 million for the years ended December

31, 2022 and 2021. These foreign currency transaction gains and losses are included in other (expense) income in our consolidated statements of operations and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

i.
An individual who is a citizen or individual resident of the United States;
ii.
a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia;

iii.
an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
iv.
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

Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2022. However, a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. As a result, our PFIC status may change from year to year, and we may be classified as a PFIC currently or in the future. The total value of our assets for purposes of the asset test generally will be calculated using the market price of the ordinary shares or ADSs, which may fluctuate considerably. Fluctuations in the market price of the ordinary shares or ADSs may result in our being a PFIC for any taxable year. However, if we are a “controlled foreign corporation” for any taxable year (see discussion below in “Controlled foreign corporation considerations”), the value of our assets for purposes of the asset test will be determined based on the tax basis of such assets which could increase the likelihood that we are treated as a PFIC. Because of the uncertainties involved in establishing our PFIC status, there can be no assurance regarding if we currently are treated as a PFIC or may be treated as a PFIC in the future.

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

Because it was possible that we were a PFIC for the 2022 taxable year, we currently expect that we will provide the information necessary for U.S. holders to make a QEF Election. We may elect to provide such information on our website (www.ORTX.com). In addition, if we are a PFIC, a U.S. Holder will generally be subject to similar rules with respect to distributions we receive from, and our dispositions of the stock of, any of our direct or indirect subsidiaries that also are PFICs, as if such distributions were indirectly received by, and/or dispositions were indirectly carried out by, such U.S. Holder. U.S. Holders should consult their tax advisors regarding the application of the PFIC rules to our subsidiaries.

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

Dividend income is treated as the top slice of the total income chargeable to UK income tax for an individual UK Holder. An individual UK Holder who receives a dividend in the 2022/2023 tax year will be entitled to a tax-free allowance of £2,000. Income within the dividend allowance counts towards an individual’s basic or higher rate limits and may, therefore, affect the level of personal allowance to which they are entitled. Dividend income in excess of this tax-free allowance will (subject to the availability of any income tax personal allowance) be charged at 8.75% to the extent the excess amount falls within the basic rate band, 33.75% to the extent the excess amount falls within the higher rate band, and 39.35% to the extent the excess amount falls within the additional rate band. The UK government has announced that the dividend tax-free allowance of £2,000 will be reduced to £1,000 with effect from April 2023 for the tax year 2023/2024 and to £500 with effect from April 2024 for the tax year 2024/2025 and thereafter.

Corporation tax

A corporate holder of ADSs who is not resident for tax purposes in the United Kingdom should not be chargeable to UK corporation tax on dividends received from the company unless it carries on (whether solely or in partnership) a trade in the United Kingdom through a permanent establishment to which the ADSs are attributable.

Corporate UK Holders should not be subject to UK corporation tax on any dividend received from the company so long as the dividends qualify for exemption, which should be the case, although certain conditions must be met. It should be noted that the exemptions, whilst of wide application, are not comprehensive and are subject to anti-avoidance rules in relation to a dividend. If the conditions for the exemption are not satisfied, or such anti-avoidance provisions apply, or such UK Holder elects for an otherwise exempt dividend to be taxable, UK corporation tax will be chargeable on the amount of any dividends

(at the current rate of 19% for the tax year 2022/2023, rising to 25% in the tax year 2023/2024 for companies with profits of more than £250,000, whilst the rate of 19% will apply to companies with profits not exceeding £50,000 with a tapered rate applying to profits between £50,000 and £250,000).

Chargeable gains

A disposal or deemed disposal of ADSs by a UK Holder may, depending on the UK Holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of UK capital gains tax and corporation tax on chargeable gains.

If an individual UK Holder who is subject to UK income tax at either the higher or the additional rate is liable to UK capital gains tax on the disposal of ADSs, the applicable rate will be 20% (for the tax year 2022/2023). For an individual UK Holder who is subject to UK income tax at the basic rate and liable to UK capital gains tax on such disposal, the applicable rate would be 10% (for the tax year 2022/2023), save to the extent that any capital gains when aggregated with the UK Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the rate applicable to the excess would be 20% (for the tax year 2022/2023).

If a corporate UK Holder becomes liable to UK corporation tax on the disposal (or deemed disposal) of ADSs, the main rate of UK corporation tax would apply (currently at 19% for the tax year 2022/2023, rising to 25% in the tax year 2023/2024 for companies with profits of more than £50,000, whilst the rate of 19% will apply to companies with profits not exceeding £250,000 with a tapered rate applying to profits between £50,000 and £250,000).

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

Transfers of Ordinary Shares

An unconditional agreement to transfer ordinary shares will normally give rise to a charge to SDRT at the rate of 0.5% of the amount or value of the consideration payable for the transfer. The purchaser of the shares is liable for the SDRT. Transfers of ordinary shares in certificated form are generally also subject to stamp duty at the rate of 0.5% of the amount or value of the consideration given for the transfer (rounded up to the next £5.00). Stamp duty is normally paid by the purchaser. The charge to SDRT will be canceled or, if already paid, repaid (generally with interest), where a transfer instrument has been duly stamped within six years of the charge arising, (either by paying the stamp duty or by claiming an appropriate relief) or if the instrument is otherwise exempt from stamp duty.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual general meeting to be filed with the U.S. Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report, as follows:

(a) (2) Financial Statement Schedules:

Not applicable.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference herein from Form or Schedule	Exhibit	File Date	File Number

2.1†	Asset Purchase and License Agreement, among the registrant, Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Ltd., dated April 11, 2018 (Schedules, exhibits, and similar supporting attachments are omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request).	Form F-1	2.1	Oct. 4, 2018	333-227698

3.1	Articles of Association of Orchard Therapeutics plc	Form 8-K	3.1	Jun. 19, 2020	001-38722

4.1	Deposit Agreement	Form 20-F	2.1	Mar. 22, 2019	001-38722

4.2*	Amendment No. 1 to Deposit Agreement				001-38722

4.3	Form of American Depositary Receipt (included in Exhibit 4.1)	Form 20-F	2.2	Mar. 22, 2019	001-38722

4.4	Investment and shareholders’ agreement between the registrant and the shareholders named therein, dated August 2, 2018, as amended.	Form F-1	10.1	Jun. 3, 2019	333-231916

4.5*	Description of the registrant’s securities.				001-38722

4.6	At-the-Market Letter Agreement	Form F-6	(b)	Feb. 10, 2023	001-38722

4.7	Form of Warrant	Form 8-K	4.1	Mar. 6, 2023	001-38722

10.1#	2016 Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan, as amended.	Form F-1	10.2	Oct. 4, 2018	333-227698

10.2#	2018 Share Option and Incentive Plan.	Form 20-F	4.3	Mar. 22, 2019	001-38722

10.3#	2018 Employee Share Purchase Plan.	Form F-1/A	10.10	Oct. 23, 2018	333-227698

10.4#	Forms of award agreements under the 2018 Share Option and Incentive Plan.	Form 10-K	10.13	Feb. 27, 2020	001-38722

10.5#	2019 Short-Term Incentive Plan.	Form 10-Q	10.1	May 7, 2020	001-38722

10.6#	2020 Inducement Equity Plan and forms of award agreements thereunder.	Form S-8	99.2	Aug. 6 2020	333-241646

10.7#	Form of Deed of Indemnity between the registrant and each of its directors and executive officers.	Form F-1	10.6	Oct. 4, 2018	333-227698

10.8	Deed of Novation, among the registrant, Glaxo Group Limited, GlaxoSmithKline Intellectual Property Development Limited, GlaxoSmithKline S.p.A., Fondazione Telethon and Ospedale San Raffaele (in its own capacity and as successor in interest to Fondazione Centro San Raffaele Del Monte Tabor), dated April 5, 2018	Form F-1	10.4	Oct. 4, 2018	333-227698

10.9	Research and Development Collaboration and License Agreement, among Glaxo Group Limited, Fondazione Telethon and Fondazione Centro San Raffaele del Monte Tabor, dated October 15, 2010, as amended	Form F-1	10.5	Oct. 4, 2018	333-227698

10.10	Securities Purchase Agreement dated February 4, 2021, among Orchard Therapeutics plc and the Purchasers named therein	Form 10-Q	10.1	May 13, 2021	001-38722

10.11	Lease Agreement, dated April 5, 2022, among 245 Hammersmith Road Nominee Limited, 245 Hammersmith Road Nominee 2 Limited, 245 Hammersmith Road Partnership and Orchard Therapeutics (Europe) Limited	Form 10-Q	10.1	Aug. 4, 2022	001-38722

10.12†	License and Development Agreement, between the registrant and Oxford BioMedica (UK) Limited, dated November 28, 2016, as amended.	Form F-1	10.8	Oct. 4, 2018	333-227698

10.13††	Amendment Nos. 5 and 6 to License and Development Agreement, between the registrant and Oxford BioMedica (UK) Limited, dated November 28, 2016.	Form 10-Q	10.2	May 7, 2020	001-38722

10.14*	Senior Term Facilities Agreement, dated May 24, 2019, as amended and restated on January 30, 2023, among Orchard Therapeutics plc, the entities listed as original guarantors therein,				001-38722

	MidCap Financial (Ireland) Limited, and the additional lenders party thereto from time to time.

10.15#	Amended and Restated Employment Agreement, dated October 4, 2022, among Orchard Therapeutics plc, Orchard Therapeutics North America and Frank Thomas	Form 8-K	10.1	Oct. 6, 2022	001-38722

10.16#	Contract of Employment between Orchard Therapeutics (Europe) Limited and Hubert Gaspar, dated January 8, 2018, as amended, effective May 24, 2019.	Form 10-K	10.16	Feb. 27, 2020	001-38722

10.17#	Variation to Contract of Employment, dated March 18, 2020, between Orchard Therapeutics (Europe) Limited and Hubert Gaspar, M.D., Ph.D.	Form 8-K	10.3	Mar. 20, 2020	001-38722

10.18††	Manufacturing and Technology Development Master Agreement, between Orchard Therapeutics (Europe) Limited and MolMed S.p.A., dated July 2, 2020.	Form 10-Q	10.1	Aug. 6, 2020	001-38722

10.19*	Amendment 1 to the Manufacturing and Technology Development Master Agreement, between Orchard Therapeutics (Europe) Limited and AGC Biologics S.p.A. (formerly MolMed S.p.A), dated December 7, 2022				001-38722

10.20	Securities Purchase Agreement dated March 6, 2023, by and among Orchard Therapeutics plc and the Purchasers named therein.	Form 8-K	10.1	Mar. 6, 2023	001-38722

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

ORCHARD THERAPEUTICS PLC

Date: March 14, 2023	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Orchard Therapeutics plc, hereby severally constitute and appoint Bobby Gaspar and Frank E. Thomas, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign for us and in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bobby Gaspar	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023
Bobby Gaspar

/s/ Frank E. Thomas	President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2023
Frank E. Thomas

/s/ James A. Geraghty	Chairman of the Board of Directors	March 14, 2023
James A. Geraghty

/s/ Steven M. Altschuler	Director	March 14, 2023
Steven M. Altschuler, M.D.

/s/ Joanne T. Beck	Director	March 14, 2023
Joanne T. Beck, Ph.D.

/s/ John Curnutte	Director	March 14, 2023
John Curnutte, M.D., Ph.D.

/s/ Marc Dunoyer	Director	March 14, 2023
Marc Dunoyer

/s/ Charles A. Rowland, Jr.	Director	March 14, 2023
Charles A. Rowland, Jr.

/s/ Alicia Secor	Director	March 14, 2023
Alicia Secor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Orchard Therapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orchard Therapeutics plc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of shareholders equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued External Research and Development Expenses

As described in Notes 2 and 8 to the consolidated financial statements, the Company has entered into various research and development contracts. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties. Within accrued expenses and other current liabilities, total accrued external research and development expenses amounted to $11.2 million as of December 31, 2022. Any accrual estimates are based on a number of factors, including management’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other entities of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to accrued external research and development expenses is a critical audit matter are (i) the significant judgment by management in developing the estimate and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s factors related to the progress towards completion of the research and development activities, the related invoicing to date under the contracts and communication from the research institution or other entities of any actual costs incurred during the period that have not yet been invoiced.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the estimate of accrued external research and development expenses, and for a sample of contracts, (ii) evaluating the appropriateness of the methods used by management to develop the estimate; (iii) testing the completeness and accuracy of the underlying data used in the estimate; and (iv) evaluating the reasonableness of management’s factors related to the progress towards completion of the research and development activities. Evaluating the reasonableness of management’s factors related to the progress towards completion of the research and development activities involved testing, on a sample basis, invoicing to date under the contracts and communication from the research institution or other entities of any actual costs incurred during the period that have not yet been invoiced.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2023

We have served as the Company's auditor since 2019.

Orchard Therapeutics plc

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$68,424	$55,912
Marketable securities	75,326	164,195
Accounts receivable	8,467	1,480
Prepaid expenses and other current assets	9,986	23,011
Research and development tax credit receivable	5,942	30,723
Total current assets	168,145	275,321
Non-current assets:
Operating lease right-of-use-assets	22,774	24,316
Property and equipment, net	8,138	4,767
Restricted cash	4,215	4,266
Intangible assets, net	3,560	4,149
Other assets	12,075	9,590
Total non-current assets	50,762	47,088
Total assets	$218,907	$322,409
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,318	$10,008
Accrued expenses and other current liabilities	34,437	24,318
Deferred revenue	959	346
Operating lease liabilities	6,424	7,335
Notes payable, current	9,429	786
Total current liabilities	60,567	42,793
Notes payable, long-term	22,991	32,086
Deferred revenue, net of current portion	10,315	12,519
Operating lease liabilities, net of current portion	19,246	19,278
Other long-term liabilities	7,524	5,783
Total liabilities	120,643	112,459
Commitments and contingencies (Note 17)
Shareholders’ equity:
Ordinary shares, £0.10 par value, authority to allot up to a maximum nominal value of £13,023,851.50 of shares at December 31, 2022 and 2021, respectively; Issued and outstanding — 126,947,225 and 125,674,095 shares at December 31, 2022 and 2021, respectively.	16,419	16,253
Additional paid-in capital	956,711	940,675
Accumulated other comprehensive income	26,018	3,246
Accumulated deficit	(900,884)	(750,224)
Total shareholders’ equity	98,264	209,950
Total liabilities and shareholders’ equity	$218,907	$322,409

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021
Product revenue, net	$20,610	$700
Collaboration revenue	2,045	975
Total revenues	22,655	1,675
Costs and operating expenses
Cost of product revenue	6,771	226
Research and development	93,847	86,977
Selling, general and administrative	49,125	54,905
Total costs and operating expenses	149,743	142,108
Loss from operations	(127,088)	(140,433)
Other (expense) income:
Interest income	1,543	412
Interest expense	(3,079)	(2,497)
Other (expense) income, net	(24,410)	(1,238)
Total other (expense) income, net	(25,946)	(3,323)
Net loss before income tax	(153,034)	(143,756)
Income tax (expense) benefit	2,374	(828)
Net loss attributable to ordinary shareholders	$(150,660)	$(144,584)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.18)	$(1.17)
Weighted average number of ordinary shares outstanding—basic and diluted	127,975,062	123,963,762
Other comprehensive income (loss)
Foreign currency translation adjustment	22,838	3,124
Unrealized loss on marketable debt securities	(66)	(251)
Total other comprehensive income (loss)	22,772	2,873
Total comprehensive loss	$(127,888)	$(141,711)

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Ordinary shares
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance at December 31, 2020	98,283,603	$12,507	$771,194	$373	$(605,640)	$178,434
Share-based compensation expense	—	—	22,536	—	—	22,536
Exercise of share options	1,727,254	224	2,515	—	—	2,739
Issuance of ESPP shares	232,340	30	534	—	—	564
Vesting of restricted share units, net of shares withheld for taxes	64,647	9	(401)	—	—	(392)
Sale of voting and non-voting ordinary shares, net of issuance costs of $6,355	24,115,755	3,310	140,335	—	—	143,645
Ordinary shares issued as part of consulting agreement	22,758	3	(3)	—	—	—
Ordinary shares issued as part of collaboration agreement	1,227,738	170	3,965	—	—	4,135
Foreign currency translation	—	—	—	3,124	—	3,124
Unrealized loss on marketable debt securities	—	—	—	(251)	—	(251)
Net loss	—	—	—	—	(144,584)	(144,584)
Balance at December 31, 2021	125,674,095	$16,253	$940,675	$3,246	$(750,224)	$209,950
Share-based compensation expense	—	—	16,010	—	—	16,010
Exercise of share options	699,234	91	(90)	—	—	1
Issuance of ESPP shares	544,442	72	139	—	—	211
Vesting of restricted share units, net of shares withheld for taxes	24,202	3	(22)	—	—	(19)
Ordinary shares issued as part of consulting agreement	5,252	—	(1)	—	—	(1)
Foreign currency translation	—	—	—	22,838	—	22,838
Unrealized loss on marketable debt securities	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(150,660)	(150,660)
Balance at December 31, 2022	126,947,225	$16,419	$956,711	$26,018	$(900,884)	$98,264

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss attributable to ordinary shareholders	$(150,660)	$(144,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,741	2,327
Share-based compensation	16,010	22,536
Non-cash interest expense	372	392
Amortization of provision on loss contract	(274)	(1,037)
Deferred income taxes	(3,283)	1,131
Amortization of premium (discount) on marketable securities	(305)	1,514
Unrealized foreign currency and other non-cash adjustments	23,208	9,687
Changes in operating assets and liabilities:
Accounts receivable	(7,420)	(624)
Research and development tax credit receivable	22,568	(13,920)
Prepaid expenses, other current assets, and other assets	5,053	(5,209)
Operating leases, right-of-use-assets	5,431	5,938
Accounts payable, accrued expenses, and other current liabilities	13,642	(9,452)
Deferred revenue	(272)	13,122
Other long-term liabilities	2,154	34
Operating lease liabilities	(4,952)	(6,952)
Net cash used in operating activities	$(75,987)	$(125,097)
Cash flows from investing activities
Proceeds from sales and maturities of marketable securities	201,389	234,732
Purchases of marketable securities	(112,281)	(263,878)
Receipt of funds from construction deposit	7,966	216
Payments on intangible assets	—	(887)
Purchases of property and equipment	(6,514)	(2,348)
Net cash provided by (used in) investing activities	$90,560	$(32,165)
Cash flows from financing activities
Proceeds from modification of credit facility, net of debt issuance costs paid	—	7,375
Proceeds from employee equity plans	212	3,303
Payment of taxes on restricted stock vesting	(19)	(392)
Proceeds from issuance of shares as part of collaboration agreement	—	4,135
Proceeds from the issuance of ordinary shares in private placement	—	150,000
Payment of placement agent fees and offering costs	(100)	(6,355)
Repayment of notes payable	(786)	—
Net cash (used in) provided by financing activities	$(693)	$158,066
Effect of exchange rate changes on cash	(1,419)	(27)
Net increase in cash, cash equivalents and restricted cash	$12,461	$777
Cash, cash equivalents, and restricted cash —beginning of year	60,178	59,401
Cash, cash equivalents, and restricted cash —end of year	$72,639	$60,178
Supplemental disclosure of non-cash activities
Intangible assets and property and equipment in accounts payable and accrued expenses	60	2,589
Supplemental disclosure of cash flow information
Lease assets obtained in exchange for new operating lease liabilities	4,912	552
Changes to operating lease right-of-use assets and liabilities from amendments	530	—
Cash paid for interest	2,648	2,103
Cash paid for taxes	157	1,651

The accompanying notes are an integral part of these consolidated financial statements.

Orchard Therapeutics plc

Notes to Consolidated Financial Statements

1. Nature of the Business and Liquidity

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

The Company is a public limited company incorporated pursuant to the laws of England and Wales. The Company has American Depositary Shares (“ADSs”) registered with the U.S. Securities and Exchange Commission (the “SEC”). The ADSs were listed on the Nasdaq Global Select Market on October 31, 2018 and were transferred to the Nasdaq Capital Market on September 13, 2022. As of December 31, 2022, each holder of ordinary shares and ADSs is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. The Company did not declared any dividends in 2022 or 2021.

Effective March 10, 2023, the Company enacted a ratio change wherein each ADS listed on the Nasdaq Capital Market is worth ten ordinary shares.

On February 9, 2021, the Company issued and sold (i) 20,900,321 ordinary shares, nominal value £0.10 per share, at a purchase price of $6.22 per share (the “Purchase Price”), which was the closing sale price of the Company’s ADSs on the Nasdaq Global Select Market on February 4, 2021, and (ii) 3,215,434 non-voting ordinary shares, nominal value £0.10 per share, at the Purchase Price (together (i) and (ii) the “2021 Private Placement”). The 2021 Private Placement resulted in net proceeds to the Company of $143.6 million after deducting placement agent fees of $6.0 million and other issuance costs of $0.4 million. As of December 31, 2021, all outstanding non-voting shares have been converted to voting ordinary shares.

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

On March 6, 2023, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell ordinary shares, non-voting ordinary shares, and warrants to purchase to purchase ordinary shares or non-voting ordinary shares in an unregisterd offering (the "2023 Private Placement"). The 2023 Private Placement consists of two closings. On March 10, 2023, the Company completed the initial closing and issued and sold (i) 56,666,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share and (ii) warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares, at a purchase price of $6.00 per unit, where each unit consists of ten (10) Shares and an accompanying Warrant to purchase eleven (11) Shares. The initial closing of the 2023 Private Placement resulted in gross proceeds of approximately $34.0 million. Refer to Footnote 19 for further discussion around the 2023 Private Placement.

The Company’s business is subject to risks and uncertainties common to development-stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful in gaining regulatory approval, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The future developments of the COVID-19 pandemic may also directly or indirectly impact the Company’s business, including impacts due to travel restrictions, supply chain disruptions, business closures, and other measures.

Through December 31, 2022, the Company funded its operations with proceeds from the sale of equity securities, including ADSs in the Company’s initial public offering (“IPO”) and follow-on offering, ordinary shares in the private placement, and convertible preferred shares. The Company has also financed its operations through proceeds from the Company’s senior term facilities agreement with MidCap Financial (Ireland) Limited, research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from the Company’s collaboration agreement and share purchase agreement with Pharming Group N.V., proceeds from the sales of the Company's Libmeldy product, and reimbursements associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities on hand as of December 31, 2022, of $143.8 million, together with expected proceeds from sales of Libmeldy and the $34 million received in March 2023 from the 2023 Private Placement, will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany accounts and transactions. Any reference in these notes to applicable guidance is meant to refer to authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Amounts reported are based in thousands, except percentages, per share amounts or as otherwise noted. As a result, certain totals may not sum due to rounding.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, share-based compensation, collaboration agreement milestones, variable consideration in revenue recognition, operating lease assets and liabilities, and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Concentration of credit risk and of significant suppliers

The Company has no significant off-balance sheet risk, such as foreign currency contracts, options contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, and receivables.

The Company invests its excess cash, in line with its investment policy, in money market funds and high credit quality debt instruments. The Company's cash is deposited in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships or entities for which it has a receivable.

The Company is dependent upon a third-party contract manufacturer to develop, manufacture, and supply certain raw materials and conduct manufacturing activities for certain research and development and commercial programs. The disruption of the supply of raw materials and manufacturing activities could adversely affect the Company's operations. The

Company believes that its relationship with this manufacturer is satisfactory and has contingency plans in place to mitigate any adverse effects around the loss of this contract manufacturer.

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar, Pounds sterling, and Euro exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $24.3 million and of $1.2 million for the years ended December 31, 2022 and 2021, respectively, which is included in other income (expense) in the statements of operations and comprehensive loss.

Segment information

The Company operates in a single segment focusing on researching, developing and commercializing potentially curative gene therapies. Consistent with its operational structure, its chief operating decision maker manages and allocates resources at a global, consolidated level. Therefore, the results of the Company's operations are reported on a consolidated basis for the purposes of segment reporting.

All material long-lived assets of the Company reside in the United States or United Kingdom. The Company had property and equipment, net, of $7.5 million and $0.6 million located in the United Kingdom and United States, respectively, as of December 31, 2022. The Company had property and equipment, net, of $3.6 million and $1.2 million located in the United Kingdom and United States, respectively, as of December 31, 2021. The Company had right-of-use assets in the United States and United Kingdom of $11.2 million and $11.6 million, respectively, as of December 31, 2022. The Company had right-of-use assets in the United States and United Kingdom and European Union of $12.5 million and $11.8 million, respectively, as of December 31, 2021.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days from the date of acquisition. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices or other observable inputs. Unrealized gains and losses are recorded as a component of other comprehensive income (loss). Realized gains and losses are determined on a specific identification basis and are included in other income (loss). Amortization and accretion of discounts and premiums is also recorded in other income (loss).

When the fair value is below the amortized cost of the asset an estimate of expected credit losses is made, the estimate is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the consolidated statements of operations and the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations.

Accounts receivable

Accounts receivable arise from product revenue and amounts due from the Company's collaboration partners and have payment terms that generally require payment within 30 to 90 days. For some Libmeldy customers, our payment terms can range from 30 days to under one year. The amount from product revenue represents amounts due from distributors in Europe, which are recorded net of reserves for trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. The Company did not record any expected credit losses related to outstanding accounts receivable in 2022 and 2021.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Valuations based on quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable, either directly or indirectly, such as quoted market prices, interest rates, and yield curves.

Level 3—Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

To the extent a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company believes that the carrying amount reflected on the consolidated balance sheets for research and development tax incentive receivable, trade receivables, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company

Restricted cash and construction deposits

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company's consolidated balance sheets. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account as of December 31, 2022 and 2021. The Company is also contractually required to maintain a cash collateral account associated with corporate credit cards and other leases in the amount of $1.3 million as of December 31, 2022 and 2021.

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

	As of December 31,
	2022	2021
Cash and cash equivalents	$68,424	$55,912
Restricted cash	4,215	4,266
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,639	$60,178

Inventory

The Company began capitalizing inventory manufactured or purchased after the acquisition of Strimvelis in April 2018 and EMA approval of Libmeldy in December 2020. Inventory is stated at the lower of cost or estimated net realizable value with cost determined on a first-in, first-out basis. Inventory costs include raw materials, third-party contract manufacturing, third-party packaging services, and freight. Raw and intermediate materials that may be utilized for either research and development or commercial purposes are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period and, if needed, writes down any excess and obsolete inventory to its estimated net realizable value in the period it is identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the consolidated statements of operations and comprehensive income (loss). Inventory is included in prepaid expenses and other current assets on the consolidated balance sheets as its balance was not significant as of December 31, 2022 or 2021 (refer to Footnote 4).

Prior to the initial date that regulatory approval is received, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of operations and comprehensive income (loss) in the period incurred.

Intangible assets, net

Intangible assets consist of milestones associated with the Company’s approved products net of accumulated amortization. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives and periodically reviews for impairment. The Company has not recognized any impairment charges related to intangible assets to date.

Property and equipment

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following estimated useful lives.

Asset Type:	Estimated useful life
Lab equipment	5-10 years
Leasehold improvements	Shorter of lease term or estimated useful life
Furniture and fixtures	4 years
Office and computer equipment	3-5 years

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment and operating lease right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets or asset group may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under performance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset or asset group to its carrying value. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities including salaries and benefits, share-based compensation, facilities costs, depreciation, third-party license fees, certain milestone payments, external costs incurred by outside vendors engaged to conduct clinical development activities and clinical trials, the purchase of in-process research and development assets, and costs incurred to develop a manufacturing process, perform analytical testing and manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered, the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. In addition, funding from research grants is recognized as an offset to research and development expenses on the basis of costs incurred on the research program. Royalties to third parties associated with our research grants will be accrued when they become probable.

Accrued external research and development expenses

The Company has entered into various research and development contracts. These agreements are cancelable, and related costs are recorded as research and development expenses as incurred. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other entities of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Share-based compensation

The Company measures all stock options and other stock-based awards granted based on the fair value of the award on the date of the grant and recognizes stock-based compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company has elected to recognize forfeitures as they occur. Therefore, the reversal of compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is recognized in the period of the forfeiture. The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common stock, expected stock price volatility, the expected term of the stock option, the risk-free interest rate for a period that approximates the expected term of the stock option, and the Company’s expected dividend yield. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including those in the early stages of product development with a similar and therapeutic focus. For these analyses, the Company selects companies with comparable characteristics to its own including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the options/ The closing sale price per share of the Company’s common stock as reported on The Nasdaq Global Market on the date of grant is used to determine the fair value, which is then used to establish the exercise price per share of share-based awards to purchase common stock.

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency translation gains and losses.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. The Company recognizes a corresponding right-of-use (“ROU”) asset, initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives. The Company made an accounting policy election to not record a right-of-use asset or lease liability for leases with a term of one year or less. To date, the Company has not identified any material short-term leases, either individually or in the aggregate.

The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the lease commencement date. Future lease payments may include payments that depend on an index or a rate (such as the consumer price index or other market index). The Company initially measures payments based on an index or rate by using the applicable rate at lease commencement and subsequent changes in such rates are recognized as variable lease costs. Variable payments that do not depend on a rate or index are not included in the lease liability and are recognized as they are incurred. The Company’s contracts typically do not have variable payments based on index or rate.

When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. As the Company’s leases do not typically provide an implicit rate, the Company utilizes an incremental borrowing rate, which is the rate incurred to borrow an amount on a collateralized basis over a similar term as the associated lease in a similar economic environment. The Company estimated the incremental borrowing rate based on the Company’s currently outstanding credit facility as inputs to the analysis to calculate a spread, adjusted for factors that reflect the profile of secured borrowing over the expected term of the lease. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. With limited exceptions, the nature of the Company's facility leases is such that there are no economic or other conditions that would indicate that it is reasonably certain at lease commencement that the Company will exercise options to extend the term.

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, utilities, performance of manufacturing services, purchase of inventory, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components. Although separation of lease and non-lease components is required, certain accounting policy elections are available to entities. Entities can elect accounting policies that would not separate lease and non-lease components. Rather, they would account for each lease component and the related non-lease component together as a single component. The Company has elected not to apply the accounting policy with respect to its lease of manufacturing space at a contract manufacturing organization, and as a result, the Company has allocated the consideration between the lease and non-lease components of the contract based on the respective fair values of the lease and non-lease components. The Company calculated the fair value of the lease and non-lease components using financial information readily available as part of its master services arrangement and other representative data indicative of fair value.

The Company’s leases consist of only operating leases. Operating leases are recognized on the balance sheet as ROU assets, operating lease liabilities, and operating lease liabilities non-current. Fixed payments are included in the calculation of the lease balances while certain variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected lease term on a straight-line basis.

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

Strimvelis loss provision

As part of the GSK transaction, the Company is required to maintain commercial availability of Strimvelis in the European Union until such time that an alternative gene therapy is available. Strimvelis is not currently expected to generate sufficient cash flows to overcome the costs of maintaining the product and certain regulatory commitments; therefore, the Company initially recorded a liability associated with the loss contract of $18.4 million in 2018. The Company recognizes the amortization of the loss provision on a diminishing balance basis based on the actual net loss incurred associated with the Strimvelis program and the expected future net losses to be generated until such time as Strimvelis is no longer commercially available. The amortization of the provision is recorded as a reduction to research and development expense. The Company has made an estimate of the expected future losses associated with Strimvelis and will adjust this estimate as facts and circumstances change regarding the commercial availability and costs of maintaining and selling Strimvelis. The Company does not update the accrued loss provision for any subsequent adjustment of future losses, however, the timing of recognizing the amortization of what was originally recorded is adjusted for updated future losses.

The following table below outlines the changes to the Strimvelis loss provision for the periods ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$3,419	$4,482
Amortization of loss provision	(274)	(1,037)
Foreign currency translation	(326)	(26)
Balance at end of period	$2,819	$3,419

As of December 31, 2022, the entire balance of the Strimvelis loss provision was categorized as current. As of December 31, 2021, $0.7 million of the loss provision was classified as current, and $2.7 million was classified as non-current.

United Kingdom Research and development income tax credits

As the Company carries out research and development activities, it is able to submit tax credit claims from two UK research and development tax relief programs: the Small and Medium-Sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure Credit (“RDEC”), depending on eligibility. Qualifying expenditures largely comprise employment costs for research staff, consumables, and certain internal overhead costs incurred as part of research projects for which the Company does not receive income.

The RDEC and SME credits are not dependent on the Company generating future taxable income or on the ongoing tax status or tax position of the Company. Each reporting period, the Company assesses its research and development activities and expenditures to determine whether the nature of these costs will qualify for credit under the tax relief programs and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government. The Company expects a proportion of expenditures incurred in relation to its pipeline research, clinical trials management, and manufacturing development activities to be eligible for the research and development tax relief programs for the year ended December 31, 2022. The Company has qualified under the more favorable SME regime for the year ended December 31, 2021 and expects to qualify under the SME regime for the year ending December 31, 2022.

The Company recognizes credits from the research and development incentives when the relevant expenditure has been incurred and there is reasonable assurance that the reimbursement will be received. Such credits are accounted for as reductions in research and development expenses. The following table outlines the changes to the research and development tax credit receivable, including amount recognized as an offset to research and development expense during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$30,723	$17,344
Recognition of credit claims as offset to research and development expense	8,243	13,920
Receipt of credit claims	(30,811)	-
Foreign currency translation	(2,213)	(541)
Balance at end of period	$5,942	$30,723

As of December 31, 2022 and 2021, the Company’s tax credit receivable was classified as current with receipt of the credit expected within twelve months of the balance sheet date.

Income taxes

The Company is primarily subject to corporation taxes in the United Kingdom, the United States, and certain European Union countries in which it has legal subsidiaries. The calculation of the Company’s tax provision involves the application of country applicable tax law and requires judgment and estimates.

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

The Company accounts for uncertainty in income taxes by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not-to be sustained, the tax position is then assessed as the amount of benefit to recognize in the consolidated financial statements. The amount of benefits that may be used is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

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

To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. The Company only applies the five-step model to contracts when collectability of the consideration to which it is entitled in exchange for the goods the Company transfers to the customer is determined to be probable.

In certain regions of Europe and the Middle East, the Company utilizes distributors to act in an agent capacity including for patient identification and other related functions. The Company is exclusively responsible for product fulfillment and retains inventory risk and pricing discretion of the product. Evaluation of these key indicators supports the assertion that the Company maintains control over the product prior to delivery to the patient. The Company has concluded that it is the principal in these transactions and records the associated revenue on a gross basis with any payments to these entities being recorded as a selling expense.

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of December 31, 2022, the Company has not capitalized any costs to obtain contracts.

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is at a point in time once the patient has been infused. Product revenue is recorded at the net sales price, or transaction price. The Company records estimated product revenue reserves, which are classified as a reduction in product revenue, to account for the components of variable consideration. Variable consideration includes the following components: government rebates, including performance-based rebates, trade discounts and allowances, and other incentives, which are described below.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as a liability. The Company's estimates of reserves established for variable consideration are calculated based upon an application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and current expectations around final pricing. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. The following is a summary of the types of variable consideration the Company records:

Government rebates: The Company is subject to statutory government rebates on sales in certain European countries as well as estimated rebates in certain European countries because final pricing has not yet been negotiated. The Company records reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenue and a current liability that is included in accrued expenses on the Company’s consolidated balance sheet. The Company is also subject to potential rebates in connection with performance criteria agreed upon with certain payors. The estimate for rebates is based on statutory discount rates, industry pricing data, current expectations around final pricing to be obtained, and historical experience of the performance of the Company’s products during clinical trials. The Company classifies rebates within accrued expenses in the accompanying consolidated balance sheets.

Trade discounts and allowances: The Company may offer customers discounts, such as prompt pay discounts to remit payment in accordance with the stated terms of the invoice. These discounts are explicitly stated in the contracts and recorded in the period the related product revenue is recognized. The Company estimates which customers will earn these discounts and fees and deducts these discounts and fees in full from gross product revenue and accounts receivable at the time the Company recognizes the related revenue. The Company classifies trade discounts and allowances as a reduction of accounts receivable within the accompanying consolidated balance sheets.

Product returns: Based on the timing of revenue recognition upon treatment with the patient, the Company does not expect any returns of the Company’s products.

Other incentives: While the Company does not currently have any other incentives that have been recorded to date, the Company may enter into future arrangements that have other incentives that will be recorded as a reduction of revenue.

Strimvelis

The Company’s product sales of Strimvelis are currently distributed exclusively at the San Raffaele Hospital in Milan, Italy. The hospital will purchase and pay for the products and submit a claim to the payer. The Company’s contracted sales with the hospital contains a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied its performance obligation, which is upon transferring control of the products to the hospital. The Company evaluated the variable consideration under ASC 606 and there is currently no variable consideration included in the transaction price for the products. Costs to manufacture and deliver the product and those associated with administering the therapy are included in the cost of product sales. As the product is sold in direct relation to a scheduled treatment, the Company estimates there is limited risk of product return, including the risk of product expiration.

Collaboration revenue

The terms of the Company’s collaboration agreements may include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.

The Company first evaluates collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for any collaborative arrangement or elements within the contract that are deemed to be a collaborative arrangement, and not a customer relationship, in accordance with ASC 808. Through December 31, 2022, the Company entered into one agreement with Pharming Group N.V. (the “Pharming Agreement”, see Note 16) that is accounted for pursuant to ASC 606 five-step model.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for the period. Diluted net loss is computed by adjusting net loss based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of ordinary shares outstanding for the period, including potentially dilutive ordinary shares. For the purpose of this calculation, outstanding options and unvested restricted shares are considered potential dilutive ordinary shares. Since the Company was in a loss position for all periods presented, the basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive.

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	As of December 31,
	2022	2021
Share options	13,076,959	14,042,781
Unvested restricted incentive shares	2,253,199	512,908
	15,330,158	14,555,689

Recent accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires increased transparency in the disclosures about government assistance in the notes to the financial statements. This ASU is effective for the Company beginning January 1, 2022, and interim periods within that year, with early adoption permitted. The Company adopted and applied the amendments of this ASU to its disclosures. The application of this ASU did not have a material impact on the Company's financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and issued two subsequent amendments: ASU 2021-01, issued in January 2021, refines the scope of ASU and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform activities and ASU 2022-06, issued in December 2022, which extends the effective period of the ASU through December 31, 2023 (collectively, including ASU 2020-04, “ASC 848”). ASC 848 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASC 848 is effective for all entities as of March 12, 2020, through December 31, 2023, at which time transition is expected to be complete. The Company is currently reviewing the provisions of this pronouncement, specifically its impact on its notes payable, but does not expect this guidance will have a material impact on the Company's consolidated financial statements.

3. Fair Value Measurements and Marketable Securities

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2022 and 2021, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,239	$—	$—	$1,239
U.S. treasuries	—	6,600	—	6,600
U.S. government securities	—	5,200	—	5,200
Commercial paper	—	14,122	—	14,122
Total cash equivalents	$1,239	$25,922	$—	$27,161
Marketable securities
U.S. government securities	$—	$1,984	$—	$1,984
Corporate bonds	—	25,475	—	25,475
Commercial paper	—	47,867	—	47,867
Total marketable securities	$—	$75,326	$—	$75,326
Total Assets	$1,239	$101,248	$—	$102,487

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,085	$—	$—	$21,085
U.S. government securities	—	7,321	—	7,321
Commercial paper	—	13,198	—	13,198
Total cash equivalents	$21,085	$20,519	$—	$41,604
Marketable securities
Corporate bonds	$—	$94,794	$—	$94,794
Commercial paper	—	69,401	—	69,401
Total marketable securities	$—	$164,195	$—	$164,195
Total	$21,085	$184,714	$—	$205,799

The Company classifies its money market funds as Level 1 assets since it measures fair value using quoted prices in active markets for identical assets. The Level 2 assets include commercial paper, U.S. government securities, U.S. treasuries, and corporate bonds and are valued based on quoted prices for similar assets in active markets and inputs other than quoted prices that are derived from observable market data. The Company did not hold any Level 3 assets during the periods presented.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 and Level 2 assets during the periods presented.

Marketable Securities

The following tables summarize the amortized cost and fair value of the Company's available-for-sale marketable debt securities (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$7,188	$1	$(6)	$—	$7,183
U.S. treasuries	6,599	1	—	—	6,600
Corporate bonds	25,656	—	(180)	—	25,476
Commercial paper	62,038	3	(52)	—	61,989
Total	$101,481	$5	$(238)	$—	$101,248

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
Corporate bonds	$102,224	$—	$(109)	$—	$102,115
Commercial paper	82,657	—	(58)	—	82,599
Total	$184,881	$—	$(167)	$—	$184,714

The following table summarizes the Company’s available-for-sale marketable debt securities by contractual maturity, as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Maturities in one year or less	$98,277	$172,575
Maturities between one and three years	2,971	12,139
Total	$101,248	$184,714

All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of December 31, 2022.

There were no realized gains or losses recognized on investments for the years ended December 31, 2022 and 2021.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid external research and development expenses	$881	$2,438
Inventories	3,400	2,016
Other prepayments	1,817	6,128
VAT receivable	1,077	1,169
Construction deposit - current	—	7,909
Non-trade receivables	1,851	3,351
Rent deposits	960	—
Total prepaid expenses and other current assets	$9,986	$23,011

5. Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Property and equipment:
Lab equipment	$6,722	$5,937
Leasehold improvements	5,069	2,450
Furniture and fixtures	226	303
Office and computer equipment	2,153	2,023
Construction-in-progress	759	211
Property and equipment	14,929	10,924
Less: accumulated depreciation	(6,791)	(6,157)
Property and equipment, net	$8,138	$4,767

Depreciation expense for the years ended December 31, 2022 and 2021 was $2.4 million and $2.2 million, respectively.

6. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
License milestones	$4,069	$(509)	$3,560
Total	$4,069	$(509)	$3,560

	As of December 31, 2021
	Cost	Accumulated Amortization	Net
License milestones	$4,329	$(180)	4,149
Total	$4,329	$(180)	$4,149

License intangibles consist of capitalized milestone payments or accruals of payments the Company has deemed probable upon receiving regulatory approval of Libmeldy in the EU. The license intangibles are being amortized on a straight-line basis over the remaining useful life of the related patents of approximately twelve years. Amortization of intangible assets was $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. The effect of foreign currency translation on the net carrying value of intangible assets during the year ended December 31, 2022 was $0.2 million. The effect of foreign currency translation on the net carrying value of intangible assets during 2021 was not material.

The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

2023	$343
2024	343
2025	343
2026	343
2027	343
Thereafter	1,845
Total	$3,560

7. Other assets

Other assets consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets	$7,369	$4,086
Deposits	1,048	1,404
Deferred financing costs	462	693
Other non-current assets	3,196	3,407
Total other assets	$12,075	$9,590

8. Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued external research and development expenses	$11,230	$9,273
Accrued payroll and related expenses	12,312	8,521
Accrued milestone payments	85	2,058
Accrued professional fees	2,263	854
Accrued other	2,562	2,941
Accrued governmental rebates	2,300	—
Strimvelis liability - current portion	3,685	671
Total accrued expenses and other current liabilities	$34,437	$24,318

9. Restructuring charges

On March 30, 2022, the Company announced its commitment to focus on severe neurometabolic diseases and early research programs, and to discontinue its investment in and seek strategic alternatives for the Company’s programs in rare primary immune deficiencies, including OTL-103 for treatment of Wiskott Aldrich syndrome (“WAS”), OTL-102 for treatment of X-linked chronic granulomatous disease (“X-CGD”), and Strimvelis for adenosine deaminase severe combined immunodeficiency (“ADA-SCID”). During the year ended December 31, 2022, the Company recognized a one-time charge during of approximately $1.7 million, which relates to employee-related termination costs, of which $1.4 million and $0.3 million was recognized in research and development expenses and selling, general, and administrative expenses, respectively, in the Company's consolidated statements of operations and comprehensive loss. Activity during the year ended December 31, 2022, was as follows (in thousands):

Year Ended December 31,
2022
Balance at beginning of period	$6
Charged to expense	2,481
Non-cash adjustments and foreign currency translation	(760)
Payments made	(1,727)
Balance at end of period	$-

There were no restructuring costs incurred during the year ended December 31, 2021.

10. Leases

Operating leases- office and lab space

In January 2018, December 2018, and February 2022 the Company entered into lease agreements for office space in London, United Kingdom. The leases entered into in 2018 both terminate in January 2023 and there were no options to extend the lease term. The lease entered into in March 2022 expires in February 2032 and there are no options to extend the lease term. The combined annual rental payments, including variable payments, under the lease agreements were $1.7 million in 2022 and $1.8 million in 2021. The Company also rented lab spaces in London in 2021, for which it made $0.2 million in payments in 2022 and 2021.

In March 2018, the Company entered into a lease agreement for office space in Boston, Massachusetts, United States, which terminated in September 2022. The annual rental payments, including variable payments, were $0.3 million in 2022 and $0.4 million in 2021. The Company subleased the space starting in August 2021, and recognized $0.2 and $0.1 million in sublease income in 2022 and 2021, respectively.

In July 2019, the Company entered into a lease agreement for office space in Boston, Massachusetts, United States, which commenced in January 2020. The lease terminates in September 2026 and has no options for term extension. The annual rental payments, including variable payments, were $1.2 million and $1.1 million in 2022 and 2021, respectively. The lease agreement includes annual rent escalation provisions.

As of December 31, 2022, the carrying value of the operating lease right-of-use assets in Boston and London was $8.1 million and the lease liabilities was $8.7 million. As of December 31, 2021, the carrying value of the operating lease right-of-use assets in Boston and London was $4.1 million and the lease liabilities was $4.3 million.

Fremont operating lease and sublease agreements

In December 2018, the Company leased manufacturing, laboratory, and office space in Fremont, California (the “Fremont facility” and the “Head Lease”) which terminates in May 2030. In May 2020, the Company committed to a restructuring plan whereby it ceased construction and build-out of the Fremont facility. In December 2020, the Company entered into a sublease agreement (the “Sublease”) with an unrelated third-party (the “subtenant”) whereby the Company subleased the entire Fremont facility to the subtenant. The Company accounts for the Head Lease and Sublease as two separate contracts. Both the Head Lease and Sublease were determined to be operating leases.

The Head Lease annual rental payments, including variable payments, were $3.2 million in 2022 and $3.1 million in 2021. The Head Lease includes annual rent escalation provisions. The Company was provided with 8 months of free rent. Subject to the terms of the Head Lease agreement, the Company executed a $3.0 million letter of credit upon signing the lease, which may be reduced by 25% subject to reduction requirements specified therein. This amount is classified as restricted cash on the consolidated balance sheets.

As of December 31, 2022, the carrying value of the Fremont Head Lease right-of-use asset was $8.8 million and the lease liability was $12.0 million. The Head Lease provides for up to $5.3 million in tenant improvement allowances to be reimbursed to the Company by the landlord. These tenant improvement allowances have been included in the calculation of the operating lease liability and are currently expected to be received in 2023. The Company continues to assess the expected receipt of the tenant improvement allowances and may remeasure the right-of-use asset and liability from time to time as facts and circumstances may change.

The Sublease commenced in December 2020 and is in force for the remainder of the Head Lease term. The Sublease provided for 12 months of free rent until December 2021. The sublease provides for cash base rent payments with an annual rent escalation provision. The subtenant is also responsible for paying all operating expenses associated with the Head Lease. The Sublease also includes pass-through of up to $5.3 million in tenant improvement allowances to the subtenant, subject to the Company being reimbursed for the allowances per the terms of the Head Lease. The Subtenant provided the Company with a $2.6 million security deposit, which may be converted to a letter of credit upon providing evidence of $2.6 million in construction expenditures. The Company accounts for the security deposit within other long-term liabilities.

Embedded operating lease arrangement

In July 2020, the Company entered into a manufacturing and technology development master agreement for research and development and commercial production with AGC Biologics, S.p.A. (formerly MolMed S.p.A.) (“AGC”) pursuant to which AGC will develop, manufacture and supply certain viral vectors and conduct cell processing activities for certain Company development and commercial programs ("AGC Agreement").

The Company determined that the AGC Agreement contains an embedded lease as it includes a provision for manufacturing suites designated for the Company’s exclusive use during the term of the agreement. The AGC Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The agreement may be extended for an additional two years by mutual agreement of the Company and AGC. The Company does not deem it probable that it will exercise the option to extend as of December 31, 2022. The Company paid $2.5 million and $3.1 million in rental payments in 2022 and 2021, respectively. As of December 31, 2022, the carrying value of the embedded operating lease right-of-use asset was $5.8 million and the lease liability was $5.3 million. As of December 31, 2021, the carrying value of the embedded operating lease right-of-use asset was $10.7 million and the lease liability was $9.3 million.

Summary of all lease costs recognized under ASC 842

Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance. The following table contains a summary of the lease-related costs recognized within operating expenses, and other information pertaining to the Company’s operating leases as of December 31, 2022 and 2021 (in thousands, where applicable):

	2022	2021
Fixed lease cost	$7,693	$7,701
Variable lease cost	1,602	1,696
Sublease income	(2,820)	(2,746)
Total lease cost	$6,475	$6,651

Other information
Operating cash flows used for operating leases	$7,442	$7,989
Weighted-average remaining lease term (years)	6.5	6.0
Weighted-average discount rate	8.5%	8.7%

Fixed lease cost represents the ASC 842 rent expense associated with the amortization of our right-of-use assets and lease liabilities. Variable lease cost are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs and are not included in the calculation of the Company’s operating lease right of use assets or operating lease liabilities and are expensed when incurred. Sublease income represents the straight-line recognition of base rent sublease income over the term of the Sublease, and recognition of pass-through operating expense costs per the terms of the Sublease.

During the year ended December 31, 2022, the Company obtained right of use assets valued at $6.1 million in exchange for lease liabilities of $6.1 million. During the year ended December 31, 2021, the Company obtained $0.6 million in right of use assets in exchange for $0.6 million in lease liabilities.

As of December 31, 2022, future minimum base rent commitments under ASC 842 under the Company’s property leases were as follows (in thousands):

Due in:	Gross lease payments	Gross sublease receipts	Net lease payments
2023	$6,517	$(2,246)	$4,271
2024	6,972	(2,313)	4,659
2025	6,035	(2,382)	3,653
2026	4,809	(2,454)	2,355
2027	3,774	(2,527)	1,247
Thereafter	12,266	(6,432)	5,834
Total future minimum lease payments	$40,373	$(18,354)	$22,019
Less: imputed interest	(14,703)
Total operating lease payments	$25,670

11. Notes payable

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

In January 2023, the Company again amended and restated the credit facility to change from LIBOR to SOFR. The newly amended facility bears a variable interest rate of 5.95% above SOFR plus 0.10% per annum, plus a final payment equal to 3.5% of the principal borrowed under the Amended Credit Facility.

Notes payable consisted of the following (in thousands):

	December 31,
	2022	2021
Notes payable, net of issuance costs	$31,970	$32,669
Less: current portion	(9,429)	(786)
Notes payable, net of current portion	22,541	31,883
Accretion related to final payment	450	203
Notes payable, long term	$22,991	$32,086

As of December 31, 2022, the future principal payments and final payment that are due are as follows (in thousands):

Aggregate Minimum Payments
2023	$9,429
2024	9,429
2025	9,429
2026	5,084
Total	33,371
Less current portion	(9,429)
Less unamortized portion of final payment	(705)
Less unamortized debt issuance costs	(246)
Notes payable, long term	$22,991

During the years ended December 31, 2022 and 2021, the Company recognized $3.0 million and $2.5 million of interest expense related to the term loan, respectively. The effective annual interest rate as of December 31, 2022 and 2021, on the outstanding debt under the Term Loan was approximately 9.2% and 8.4%, respectively.

12. Share-based compensation

The Company maintains four equity compensation plans; the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors has determined not to make any further awards under the 2016 plan. As of December 31, 2022, there were 5,341,768 shares available for grant under the 2018 Plan, 721,500 available for grant under the Inducement Plan, and 627,677 shares available for grant under the ESPP.

The numbers of options and restricted stock units, the weighted average grant date fair values per stock option and per share, and the weighted average exercise prices are all shown below on a per ordinary share basis. Effective March 10, 2023, The Company’s ADSs that are listed on the NASDAQ Capital Market each represent ten ordinary shares.

On October 4, 2022, the Company’s Compensation Committee approved a one-time stock option repricing for certain previously granted and still outstanding options held by the Company’s employees and certain independent contractors which had an exercise price above $1.25. As a result of the repricing, the exercise price for 7,946,139 vested and unvested options outstanding was lowered to $0.58. No other terms of the repriced options were modified and the repriced stock will continue to vest according to their original vesting schedules and will retain their original expiration dates. The repricing resulted in one-time stock-based compensation expense of $0.9 million related to vested options and incremental stock option expense of $0.8 million related to unvested options which will be amortized on a straight-line basis over the remaining vesting period of those options.

Share options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model using the range of assumptions for the years ended December 31, 2022 and 2021, as noted in the following table:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	1.5% - 4.4%	0.5% - 1.3%
Expected term (in years)	2.0 - 6.1	5.3 - 6.1
Expected volatility	74.4% - 79.5%	74.2% - 78.7%
Expected dividend rate	0.0%	0.0%

The following table summarizes option activity under the plans for the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	17,300,740	$6.57
Granted	4,600,154	0.56
Exercised	(699,234)	-
Forfeited	(4,777,493)	6.81
Outstanding at December 31, 2022	16,424,167	$1.56	7.38	$-
Vested and expected to vest at December 31, 2022	16,424,167	$1.56	7.38	$-
Exercisable at of December 31, 2022	9,212,552	$2.28	6.26	$-

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s ordinary shares for those options that had exercise prices lower than the fair value of the Company’s ordinary shares. During the years ended December 31, 2022 and 2021, the total intrinsic value of share options exercised was $0.4 million and $7.4 million, respectively. The weighted average grant date fair value per share of options granted during the years ended December 31, 2022 and 2021, was $0.32 and $3.10, respectively.

Restricted share units

CEO award

The Company granted 195,000 performance based RSUs with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D., in April 2020. The award vests on January 2, 2024 as to 1/3 of the award for each of the first three to occur of four milestones, if each such milestone is achieved by the Company on or before December 31, 2023 and Dr. Gaspar remains continuously employed with the Company through January 2, 2024. The milestones relate to the achievement of specific clinical and regulatory milestones. No performance-based share unit performance conditions associated with the CEO award were deemed probable and none vested during the year ended December 31, 2022.

Time-based restricted share units

Time-based restricted share units vest in equal annual installments over a three-year period.

The following table summarizes restricted share unit award activity for the year-end December 31, 2022:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2021	195,000	123,333	318,333	$6.41
Granted	—	2,192,988	2,192,988	0.46
Vested	—	(55,001)	(55,001)	5.58
Forfeited	—	(392,444)	(392,444)	0.60
Unvested at December 31, 2022	195,000	1,868,876	2,063,876	$0.55

During the years ended December 31, 2022 and 2021, the total fair value of time-based RSU’s that vested was $0.3 million and $0.3 million, respectively.

Share-based compensation

Share-based compensation expense related to share options, restricted share unit awards, and the employee stock purchase plan was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$6,791	$9,214
Selling, general and administrative	9,219	13,322
Total	$16,010	$22,536

Total share-based compensation by award type was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Restricted share units	$838	$550
Share options	15,172	21,986
Total	$16,010	$22,536

As of December 31, 2022, total unrecognized compensation cost related to options was $14.0 million. This amount is expected to be recognized over a weighted average period of 2.34 years. As of December 31, 2022, total unrecognized compensation cost related to time-based RSUs was $0.8 million. This amount is expected to be recognized over a weighted average period of 1.96 years. As of December 31, 2022, the total unrecognized compensation cost related to performance-based RSUs is a maximum of $1.4 million, the timing of recognition will be dependent upon achievement of milestones.

13. License and research arrangements

GSK asset purchase and license agreement

In April 2018, the Company completed an asset purchase and license agreement (the “GSK Agreement”) with subsidiaries of GSK to acquire a portfolio of autologous ex vivo gene therapy assets and licenses for rare diseases and option rights on three additional programs in pre-clinical development from Telethon Foundation and San Raffaele Hospital (“Telethon-OSR”). The portfolio of programs and options acquired consisted of two late-stage clinical gene therapy programs in ongoing registrational trials for MLD and WAS, one earlier stage clinical gene therapy program for TDT, Strimvelis, and option rights exercisable upon completion of clinical proof of concept studies for three additional earlier-stage development programs, which option rights have all subsequently lapsed.

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

The Company will pay GSK non-refundable royalties and milestone payments in relation to the gene therapy programs acquired. The Company will pay a flat mid-single digit percentage royalty on the annual net sales of Strimvelis. The Company will also pay tiered royalty rates at a percentage beginning in the mid-teens up to twenty percent for the MLD and WAS products, upon marketing approval, calculated as percentages of aggregate cumulative net sales of the MLD and WAS products, respectively. The Company will pay a tiered royalty at a percentage from the high single-digits to low double-digit for the TDT product, upon marketing approval, calculated as percentages of aggregate annual net sales of the TDT product. These royalties owed to GSK are in addition to any royalties owed to other third parties under various license agreements for the GSK programs. In aggregate, the Company may pay up to £90.0 million in milestone payments upon achievement of certain sales milestones applicable to GSK. The Company’s royalty obligations with respect to MLD and WAS may be deferred for a certain period in the interest of prioritizing available capital to develop each product. The Company’s royalty obligations are subject to reduction on a product-by-product basis in the event of market control by biosimilars and will expire in April 2048. Other than Strimvelis, these royalty and milestone payments were not determined to be probable and estimable at the date of the acquisition or through December 31, 2022, and are not included as part of consideration.

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

As consideration for the licenses, the Company will be required to make payments to Telethon-OSR upon achievement of certain product development milestones, up to an aggregate of approximately €31.0 million ($33.4 million at December 31, 2022). Additionally, the Company will be required to pay to Telethon-OSR a tiered mid-single to low-double digit royalty percentage on annual sales of licensed products covered by patent rights on a country-by-country basis, as well as a low double-digit percentage of sublicense income received from any certain third-party sublicenses of the collaboration programs.

In May 2019, the Company entered into a license agreement with Telethon-OSR, under which Telethon-OSR granted to the Company an exclusive worldwide license for the research, development, manufacture and commercialization of Telethon-OSR’s ex vivo autologous HSC lentiviral based gene therapy for the treatment of mucopolysaccharidosis type I, including the Hurler variant (“MPS-IH”). Under the terms of the agreement, Telethon-OSR received €15.0 million ($16.1 million at December 31, 2022) in upfront and milestone payments from the Company upon entering into the agreement, resulting in $17.2 million in in-process research and development expense. The Company is also required to pay up to €28.0 million ($30.1 million at December 31, 2022) related to milestone payments contingent upon achievement of certain development, regulatory and commercial milestones. Additionally, the Company will be required to pay Telethon a tiered mid-single to low-double digit royalty percentage on annual net sales of licensed products.

UCLB/UCLA license agreement

In February 2016, and amended in July 2017, the Company completed the UCLB/UCLA license agreement, under which the Company has been granted exclusive and non-exclusive, sublicensable licenses under certain intellectual property rights controlled by UCLB and UCLA to develop and commercialize gene therapy products in certain fields and territories.

In exchange for these rights, in 2016, the Company made upfront cash payments consisting of $0.8 million for the license to the joint UCLB/UCLA technology and $1.1 million for the license to the UCLB technology and manufacturing technology. The Company also issued an aggregate of 4,665,384 ordinary shares to UCLB, of which 1,224,094, and 3,441,290 ordinary shares were issued in 2017 and 2016, respectively. The Company recorded research and development expenses based on the fair value of the ordinary shares as of the time the agreement was executed or modified.

Under the UCLB/UCLA License Agreement, the Company may become obligated to make payments to the parties of up to an aggregate of £19.9 million ($24.1 million at December 31, 2022) upon the achievement of specified regulatory milestones as well as royalties ranging from low to mid-single-digit percentage on net sales of the applicable gene therapy product.

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

Oxford BioMedica license, development and supply agreement

In November 2016, and amended in June 2017, May 2018, July 2018, September 2018, May 2019 and April 2020, the Company entered into an arrangement with Oxford BioMedica plc whereby Oxford BioMedica granted an exclusive intellectual property license to the Company for the purposes of research, development, and commercialization of collaboration products, and whereby Oxford BioMedica will provide process development services (“Oxford BioMedica Development Agreement”). As part of the consideration to rights and licenses granted under the Oxford BioMedica Development Agreement, the Company issued 588,220 ordinary shares to Oxford BioMedica. The Company is also obligated to make certain development milestone payments in the form of issuance of additional ordinary shares if the milestones are achieved. In November 2017, the first milestone was achieved, and the Company was committed to issue another 150,826 ordinary shares, and issued these shares in 2018. In September 2018, the second and fourth milestones were achieved, and the Company issued 150,826 ordinary shares. In April 2020, the fifth milestone was deemed to have been met upon execution of the amended agreement in April 2020, and the Company issued another 75,413 ordinary shares to Oxford BioMedica with a total value of $0.8 million which was recorded to research and development expense. No milestones were met during the year ended December 31, 2022. The Company may also pay low single-digit percentage royalties on net sales of collaborated products generated under the Oxford BioMedica Agreement.

14. Income taxes

The components of net loss before income taxes for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
U.K.	$(156,000)	$(147,337)
Non-U.K.	2,966	3,581
Net loss before taxes	$(153,034)	$(143,756)

The provision for (benefit from) income taxes for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Current (benefit) provision
Federal—United States	$618	$(1,025)
State—United States	144	334
Other foreign	147	388
United Kingdom	—	—
Total current (benefit) provision	909	(303)
Deferred provision (benefit)
Federal—United States	(3,066)	1,099
State—United States	(204)	(312)
United Kingdom	(13)	—
Other foreign	—	344
Total deferred provision (benefit)	(3,283)	1,131
Total provision (benefit) for income taxes	$(2,374)	$828

The following table presents a reconciliation of income tax expense (benefit) computed at the UK statutory income tax rate to the effective income tax rate as reflected in the consolidated financial statements (in thousands):

	December 31,
	2022	2021
Income taxes at United Kingdom statutory rate	$(29,072)	$(27,313)
Change in valuation allowance	34,333	59,691
Reduction in research expense for credits granted	1,805	6,674
Change in tax rates	(8,240)	(38,785)
Tax credits	(2,049)	(2,232)
U.S. Deduction for foreign derived intangible income	(1,489)	(196)
Permanent differences, including share-based compensation deduction shortfalls	2,387	2,863
U.S. state income taxes	(45)	17
Foreign rate differential	(4)	109
Total provision (benefit) for income taxes	$(2,374)	$828

The Company’s income tax expense for the year ended December 31, 2022, compared to the year ended December 31, 2021, decreased primarily related to an increase of the U.S. deduction for foreign derived intangible income (“FDII”), a decrease to the amount of shortfalls related to share-based compensation that is not deductible for tax purposes, and a decrease in the non-U.K. profit before tax.

During 2021, the U.K. Government announced that from April 1, 2023, the corporation tax rate would increase to 25%. This new law was enacted on June 10, 2021. The overall effect of the change was an increase in net deferred tax assets of $38.8 million and an increase in valuation allowance by an equal amount.

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The following table presents the principal components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$158,344	$126,563
Amortization	11,215	25,206
Research and development credits	2,525	2,449
Capitalized research and development costs	2,285	—
Share-based compensation	9,282	9,353
Accruals	946	798
Lease liability	6,126	6,444
Property and equipment	—	1,022
Total deferred tax assets	190,723	171,835
Valuation allowance	(177,630)	(161,573)
Fixed assets and right-of-use asset	(5,724)	(6,176)
Other non-current assets (net deferred tax assets and liabilities)	$7,369	$4,086

For the years ended December 31, 2022 and 2021, the Company had cumulative U.K. net operating loss carryforwards of approximately $633.4 million and $506.2 million, respectively. U.K. losses not surrendered may be carried forward indefinitely, subject to numerous utilization criteria and restrictions and are fully offset by a valuation allowance. For the years ended December 31, 2022 and 2021, the Company also had U.S. federal orphan drug tax credits of $0.7 million and $0.6 million, respectively, and U.S. state research and development tax credits of $2.2 million and $2.4 million. The U.S. federal orphan drug tax credits expire in 2042, while the U.S. state research and development credits may be carried forward indefinitely and are offset by a valuation allowance.

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

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact the Company’s view with regard to the future realization of our deferred tax assets. Management has considered the Company’s history of cumulative net losses in the U.K., along with estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of its U.K. deferred tax assets and U.S. state research and development tax credits. Accordingly, the Company has maintained a full valuation allowance against these net deferred tax assets as of December 31, 2022 and 2021, respectively.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increase in UK net operating loss carryforwards as follows (in thousands):

	December 31,
	2022	2021
Valuation allowance as of beginning of year	$(161,573)	$(103,890)
Increases recorded to income tax provision	(34,248)	(59,691)
Effect of foreign currency translation	18,191	2,008
Valuation allowance as of end of year	$(177,630)	$(161,573)

The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2022 and 2021.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company and its subsidiaries file income tax returns in the UK, the U.S., and various foreign jurisdictions. Generally, the tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities, if such tax attributes are utilized in a future period.

15. Product revenue, net

The following table presents the Company's net revenue by product (in thousands):

	Year Ended December 31,
	2022	2021
Libmeldy	$18,796	$—
Strimvelis	1,814	700
Total	$20,610	$700

Net product revenue of Libmeldy by geography consisted of the following and is attributable to individual countries based on the location of the customer as of December 31, 2022 (in thousands):

Year ended December 31, 2022
United Kingdom	$6,322
Italy	5,544
France	3,883
Germany	3,047
Total Libmeldy revenue, net	$18,796

As of December 31, 2022 and 2021, all Strimvelis revenue was generated in Italy.

Activity in each of the product revenue allowance and reserve categories for Libmeldy is summarized as follows (in thousands):

	Trade Discounts and Allowances	Government rebates	Total
Balance as of December 31, 2021	$—	$—	$—
Provision Related to sales in the current year	4,573	2,300	6,873
Credits and payments made during the period	(183)	—	(183)
Balance as of December 31, 2022	$4,390	$2,300	$6,690

The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows (in thousands):

December 31, 2022
Reduction of accounts receivable, net	$4,390
Component of accrued expenses and other current liabilities	2,300
Balance as of December 31, 2022	$6,690

There were no Libmeldy reserves or revenue allowances as of December 31, 2021. Strimvelis had no trade discounts and allowances or government rebates in the years ended December 31, 2022 and 2021.

16. Collaboration revenue

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

Under the terms of the Collaboration Agreement, Pharming was granted worldwide rights to OTL-105 and will be responsible for clinical development, regulatory filings and commercialization of the investigational gene therapy, including associated costs. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during pre-clinical and clinical development, which will be funded by Pharming. In addition, both the Company and Pharming will explore the application of non-toxic conditioning regimen for use with OTL-105 administration.

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

Accounting analysis

At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 1,227,738 of the Company’s ordinary shares as part of the SPA, and the license and collaboration agreement, which conveys the license and provides for the Company to provide research, development, manufacturing services for OTL-105. The Pharming Agreements were entered into concurrently as part of a single commercial objective and the Company considers them a single arrangement for accounting purposes. The total upfront payments of $17.5 million are comprised of $4.1 million attributed to the equity sold to Pharming and $13.4 million attributed to the Collaboration Agreement.

The Company has concluded that the conveyance of the license for the HAE program and the provision of research, development, and manufacturing services for the HAE program represent a series of distinct services that are accounted for as a single performance obligation within the Collaboration Agreement.

The Company determined that the transaction price includes: the $13.4 million attributed to the Collaboration Agreement and the variable consideration for estimated reimbursement payments at agreed upon contractual rates to be received from Pharming for the Company’s on-going research, development, and manufacturing services. The potential future variable consideration is associated with the reimbursement for research, development, and manufacturing services provided by the Company to Pharming at agreed upon contractual rates which is the only remaining unsatisfied performance obligation. The milestone payments included in the Collaboration Agreement are fully constrained as a result of the uncertainty regarding whether any of the associated milestones will be achieved. The Company re-evaluates the transaction price as of the end of each reporting period.

The Company recognizes revenue associated with the performance obligation as the research, development, and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The transfer of control to the customer occurs over the time period that the research, development and manufacturing services are to be provided by the Company. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred consistent with the cost-to-cost method. The estimated costs associated with the remaining efforts required to complete the performance obligations may change which may materially impact revenue recognition and the Company regularly evaluates and, when necessary, updates the costs associated with the remaining efforts. Accordingly, revenue may fluctuate from period to period due to revisions to estimated costs resulting in a change in the measure of progress for the performance obligation or if the transaction price changes due to inclusion of any milestone payments that become unconstrained.

The following table summarizes research and development costs incurred and collaboration revenue recognized in connection with the Company’s performance under the Collaboration Agreement (in thousands):

	Year Ended December 31,
	2022	2021
Reimbursement revenue	$1,776	$843
Upfront and milestone payment revenue	269	132
Total	$2,045	$975

The Company had $0.5 million and $0.8 due from Pharming included in accounts receivable as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had contract liabilities of $11.3 million, of which $1.0 million was classified as current and $10.3 million was classified as long-term in the consolidated balance sheets. The deferred revenue balance represents the portion of the upfront payments received related to the performance obligation that remains partially unsatisfied as of December 31, 2022.

17. Commitments and contingencies

Lease commitments

The Company leases office and laboratory space and has an embedded lease with AGC. Refer to Note 10 for further information on the terms of our lease agreements.

Manufacturing and technology development master agreement with AGC

On July 2, 2020, the Company entered into the AGC Agreement pursuant to which AGC will develop, manufacture, and supply certain viral vectors and conduct cell processing activities for certain Company development and commercial programs. Under the terms of the AGC Agreement, the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the annual commitments associated with the contract as of December 31, 2022 (in thousands):

Due in:	Product manufacturing commitments (1)	Dedicated manufacturing and development resources (2)	Exclusive transduction suites (3)	Total AGC Commitment
2023	$1,933	$5,655	$2,147	$9,735
2024	1,933	5,655	2,147	9,735
2025	966	2,827	1,074	4,867
Total manufacturing commitments	$4,832	$14,137	$5,368	$24,337

The tabular disclosure above has been translated from Euros to U.S. Dollars using an exchange rate of €1.00 to $1.07.

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

(3) Refer to Note 10 for further information on the embedded operating lease agreement

The Company incurred $13.7 million and $16.4 million in expenses related to the AGC Agreement in the years ended December 31, 2022 and 2021, respectively. The AGC Agreement has an initial term of five years, beginning on the Effective Date and ending July 2, 2025. The AGC Agreement may be extended for an additional two years by mutual agreement of the Company and AGC. The Company has the right to terminate the AGC Agreement at its discretion upon 12-month’s prior written notice to AGC, and beginning no earlier than July 2, 2022, AGC has the right to terminate the AGC Agreement at its discretion upon 24-month’s prior written notice to the Company. Each party may terminate the AGC Agreement upon prior notice to the other party for an uncured material breach that the breaching party does not cure within the notice period.

Other funding commitments

The Company has entered into several license agreements (see Note 13). In connection with these agreements the Company is required to make milestone payments and annual license maintenance payments or royalties on future sales of specified products.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

18. Benefit plans

The Company makes contributions to private defined contribution pension plans on behalf of its employees. The Company matches its employee contributions up to six percent of each employee’s annual salary based on the jurisdiction in which the employees are located. The Company paid $1.6 million and $1.7 million, in matching contributions for the years ended December 31, 2022 and 2021, respectively.

19. Subsequent events

Ratio change

On February 10, 2023, the Company announced that the Company's Board of Directors approved a change to the ratio of the Company's ADSs to ordinary shares (the "ADS Ratio") from the previous ADS Ratio of one ADS to one ordinary share to a new ADS Ratio of one ADS to ten ordinary shares. The ratio change became effective on March 10, 2023. The change in the ADS Ratio had the same effect as a one-for-ten reverse ADS split and is intended to enable the Company to regain compliance with the Nasdaq minimum bid price requirement. As all financial statement and disclosure information is presented in ordinary share amounts, not ADSs, there was no impact to the consolidated financial statements and footnote disclosures.

Issuance of shares through 2023 Private Placement

On March 6, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell, in an unregistered offering, up to an aggregate of (i) 99,166,900 shares, consisting of a combination of Ordinary Shares, nominal value £0.10 per share (“Ordinary Shares”) and Non-Voting Ordinary Shares, nominal value £0.10 per share (“Non-Voting Ordinary Shares” and together with the Ordinary Shares, “Shares”) and (ii) warrants to purchase an aggregate of 109,083,590 Ordinary Shares or Non-Voting Ordinary Shares (the “Warrants”).

The 2023 Private Placement consists of two closings. The Company agreed to sell and issue in the initial closing of the 2023 Private Placement (i) 56,666,900 Shares and (ii) Warrants to purchase an aggregate of 62,333,590 Shares, at a purchase price of $6.00 per unit, where each unit consists of ten (10) Shares and an accompanying Warrant to purchase eleven (11) Shares. The initial closing of the 2023 Private Placement occurred on March 10, 2023. The Company received gross proceeds of approximately $34.0 million from the initial closing of the 2023 Private Placement, before deducting fees to the placement agent and other offering expenses payable by the Company.

In addition, the Company agreed to sell and issue in the second closing of the 2023 Private Placement (i) 42,500,000 Shares and (ii) Warrants to purchase an aggregate of 46,750,000 Shares, at a purchase price of $8.00 per unit, where each unit consists of ten (10) Shares and an accompanying Warrant to purchase eleven (11) Shares. The second closing is conditioned upon (x) the Company’s announcement of its intention to file a biologics license application (“BLA”) submission following receipt of the minutes from the U.S. Food and Drug Administration (“FDA”) in connection with the Company’s pre-BLA (Type B) meeting for OTL-200, provided such minutes do not expressly advise the Company not to proceed with a BLA submission, and (y) receipt of Shareholder Approval (as defined below) (collectively, the “Second Closing Trigger”).

In connection with the Private Placement, the Company has agreed to hold a meeting of its shareholders no later than 120 days following the initial closing of the Private Placement to seek approval to give the Company’s directors authority under s551 Companies Act 2006 to issue the securities to be issued and sold in the second closing of the Private Placement and the Shares issuable upon exercise of the Warrants to be issued and sold in the Private Placement, and to disapply pre-emption rights in respect of such authority under s570 of the Companies Act 2006 (collectively, “Shareholder Approval”).

The second closing is expected to occur on the fifth trading day after the Company notifies the purchasing parties that the Second Closing Trigger has occurred and is subject to additional, customary closing conditions. If the Second Closing Trigger occurs, the Company anticipates receiving gross proceeds of approximately $34.0 million from the second closing of the 2023 Private Placement, before deducting fees to the placement agent and other offering expenses payable by the Company.

Each Warrant will have an exercise price equal to $1.10 per Share in the event the Vesting Event (as defined below) occurs on or prior to December 31, 2024, and $0.95 per Share in the event the Vesting Event occurs after December 31, 2024. The Warrants will be exercisable during the 30 days following the Company’s announcement of receipt of marketing approval of its BLA with respect to OTL-200 (the “Vesting Event”); provided that exercise of any Warrant is conditioned upon the receipt of Shareholder Approval. Commencement of the 30-day exercise period may be delayed as set forth in the Warrants in the event the Vesting Event occurs prior to Shareholder Approval. The Warrants will expire at the conclusion of the 30-day exercise period or, if the Vesting Event does not occur, March 10, 2026.