Form 10-Q
period 2023-03-31
Orchard Therapeutics plc
filed 2023-05-15
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38722

ORCHARD THERAPEUTICS PLC

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Hammersmith Road

London W6 8PW

United Kingdon

(Address of principal executive offices)

Registrant’s telephone number, including area code: +44 (0) 203 808-8286

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing ten ordinary shares, nominal value £0.10 per share	ORTX	The Nasdaq Capital Market

Securities registered pursuant to Section 12(b) of the Act: None

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

As of May 9, 2023, the Registrant had 184,260,149 ordinary voting and non-voting shares, nominal value £0.10 per share, outstanding, which if all held in ADS form would be represented by 18,426,014 American Depositary Shares, each representing ten ordinary shares.

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
•
the timing, scope and likelihood of regulatory submissions, filings and approvals, including our expectations and timing to complete our biologics license application, or BLA, for OTL-200, currently expected in mid-2023;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$61,487	$68,424
Marketable securities	84,828	75,326
Accounts receivable	—	8,467
Prepaid expenses and other current assets	13,810	9,986
Research and development tax credit receivable	6,075	5,942
Total current assets	166,200	168,145
Non-current assets:
Operating lease right-of-use-assets	21,904	22,774
Property and equipment, net	8,149	8,138
Research and development tax credit receivable	769	—
Restricted cash	4,215	4,215
Intangible assets, net	3,518	3,560
Other assets	12,262	12,075
Total non-current assets	50,817	50,762
Total assets	$217,017	$218,907
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,772	$9,318
Accrued expenses and other current liabilities	27,984	34,437
Deferred revenue, current	634	959
Operating lease liabilities	6,467	6,424
Notes payable, current	9,429	9,429
Total current liabilities	53,286	60,567
Notes payable, long-term	20,717	22,991
Deferred revenue, net of current portion	10,779	10,315
Operating lease liabilities, net of current portion	16,657	19,246
PIPE Warrant and PIPE Unit liabilities	6,186	—
Other long-term liabilities	7,737	7,524
Total liabilities	115,362	120,643
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Ordinary shares (voting and non-voting), £0.10 par value; Most recent authority to allot up to a maximum nominal value of £13,023,851.50 of shares at March 31, 2023 and December 31, 2022, respectively; Issued and outstanding — 184,256,359 and 126,947,225 shares at March 31, 2022 and December 31, 2022, respectively.	23,871	16,419
Additional paid-in capital	975,719	956,711
Accumulated other comprehensive income	20,361	26,018
Accumulated deficit	(918,296)	(900,884)
Total shareholders’ equity	101,655	98,264
Total liabilities and shareholders’ equity	$217,017	$218,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Product revenue, net	$534	$5,059
Collaboration revenue	703	465
Total revenue	1,237	5,524
Costs and operating expenses:
Cost of product revenue	367	1,571
Research and development	15,993	28,234
Selling, general and administrative	11,135	13,299
Total costs and operating expenses	27,495	43,104
Loss from operations	(26,258)	(37,580)
Other income (expense):
Interest income	1,029	69
Interest expense	(957)	(675)
Changes in fair value of PIPE Warrant and PIPE Unit liabilities	3,852	—
Other income (expense), net	4,910	(6,052)
Total other income (expense), net	8,834	(6,658)
Net Loss before income taxes	(17,424)	(44,238)
Income tax benefit (expense)	12	(58)
Net loss attributable to ordinary shareholders	$(17,412)	$(44,296)
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.12)	$(0.35)
Weighted average ordinary shares outstanding, basic and diluted	141,809,004	127,694,785
Other comprehensive income:
Foreign currency translation adjustment	(5,731)	5,595
Unrealized gain (loss) on marketable securities	74	(260)
Total other comprehensive income (loss)	(5,657)	5,335
Total comprehensive loss	$(23,069)	$(38,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

			Additional	Accumulated Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	125,674,095	$16,253	$940,675	$3,246	$(750,224)	$209,950
Share-based compensation expense	—	—	4,660	—	—	4,660
Exercise of share options	222,381	28	(29)	—	—	(1)
Vesting of restricted stock units, net of shares withheld for taxes	3,217	1	(4)	—	—	(3)
Ordinary shares issued as part of a consulting agreement	5,252	1	—	—	—	1
Foreign currency translation	—	—	—	5,595	—	5,595
Unrealized loss on available for sale debt securities	—	—	—	(260)	—	(260)
Net loss attributable to ordinary shareholders	—	—	—	—	(44,296)	(44,296)
Balance at March 31, 2022	125,904,945	$16,283	$945,302	$8,581	$(794,520)	$175,646

Balance at December 31, 2022	126,947,225	$16,419	$956,711	$26,018	$(900,884)	$98,264
Share-based compensation expense	—	—	3,512	—	—	3,512
Exercise of share options	332,209	43	(2)	—	—	41
Vesting of restricted stock units, net of shares withheld for taxes	310,025	40	(206)	—	—	(166)
Sale of voting and non-voting ordinary shares, net of issuance costs of $889	56,666,900	7,369	15,704	—	—	23,073
Foreign currency translation	—	—	—	(5,731)	—	(5,731)
Unrealized loss on available for sale debt securities	—	—	—	74	—	74
Net loss attributable to ordinary shareholders	—	—	—	—	(17,412)	(17,412)
Balance at March 31, 2023	184,256,359	$23,871	$975,719	$20,361	$(918,296)	$101,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss attributable to ordinary shareholders	$(17,412)	$(44,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	709
Share-based compensation	3,512	4,660
Non-cash interest expense	121	94
Amortization of provision on loss contract	—	(274)
Amortization of premium on marketable securities	(592)	187
Deferred income taxes	242	787
Change in fair value of warrant and tranche obligation liabilities	(3,852)	—
Unrealized foreign currency and other non-cash adjustments	(6,197)	5,984
Changes in operating assets and liabilities:
Accounts receivable	8,599	(2,719)
Research and development tax credit receivable	(769)	13,483
Prepaid expenses, other current assets and other assets	(4,136)	(62)
Operating leases, right-of-use assets	1,114	1,455
Accounts payable, accrued expenses and other liabilities	(7,912)	3,815
Deferred revenue	(107)	(65)
Operating lease liabilities	(2,762)	(3,357)
Net cash used in operating activities	(29,508)	(19,599)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	30,000	55,186
Purchases of marketable securities	(38,832)	(29,681)
Purchases of property and equipment	(514)	(398)
Net cash provided by (used in) investing activities	(9,346)	25,107
Cash flows from financing activities:
Proceeds from employee equity plans	41	—
Payment of taxes on restricted stock vesting	(166)	—
Proceeds from the issuance of shares in private placement	34,000	—
Payment of placement agent fees and offering costs in connection with private placement	(12)	—
Repayment of notes payable	(2,357)	—
Net cash provided by financing activities	31,506	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	411	(645)
Net increase in cash, cash equivalents and restricted cash	(6,937)	4,863
Cash, cash equivalents, and restricted cash, beginning of period	72,639	60,178
Cash, cash equivalents, and restricted cash, end of period	$65,702	$65,041
Supplemental disclosure of non-cash activities:
Private placement offering costs in accounts payable and accrued expenses	$1,606	$—
Intangible assets and property and equipment in accounts payable and accrued expenses	$104	$1,102
Supplemental disclosure of cash flow information:
Lease assets obtained in exchange for new operating lease liabilities	$—	$4,912
Cash paid for interest	$812	$581

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

The Company is a public limited company incorporated pursuant to the laws of England and Wales. The Company has American Depositary Shares (“ADSs”) registered with the U.S. Securities and Exchange Commission (the “SEC”). The ADSs were listed on the Nasdaq Global Select Market on October 31, 2018, and were transferred to the Nasdaq Capital Market on September 13, 2022. The Company’s ADSs each represent ten ordinary shares of the Company. Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. The Company did not declare any dividends in 2023 or 2022. Share information presented in these condensed consolidated financial statements are presented on an ordinary share basis and not on an ADS converted basis unless otherwise indicated.

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

On March 6, 2023, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell ordinary shares, non-voting ordinary shares, and warrants to purchase ordinary shares or non-voting ordinary shares in an unregistered offering (the "2023 Private Placement"). The 2023 Private Placement consists of two closings. On March 10, 2023, the Company completed the initial closing and issued and sold (i) 56,666,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share and (ii) warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares, at a purchase price of $6.00 per unit, where each unit consists of ten (10) Shares and an accompanying Warrant to purchase eleven (11) Shares. The initial closing of the 2023 Private Placement resulted in gross proceeds of $34.0 million. Refer to Footnote 10 for further discussion around the 2023 Private Placement.

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

Through March 31, 2023, the Company funded its operations primarily with proceeds from the sale of equity securities, including ADSs in the Company’s initial public offering (“IPO”) and follow-on offering, ordinary shares in the private placements, and convertible preferred shares. The Company has also financed its operations through proceeds from the Company’s senior term facilities agreement with MidCap Financial (Ireland) Limited, research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from the Company’s collaboration agreement and share purchase agreement with Pharming Group N.V., proceeds from the sales of the Company's Libmeldy product, and reimbursements associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities on hand as of March 31, 2023, of $146.3 million, together with expected proceeds from sales of Libmeldy, will be sufficient to fund its operations, capital expenditures and debt service payments for at least twelve months from the date of filing of this Form 10-Q. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated interim financial statements of the Company are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2023 (the “Annual Report”). The condensed consolidated balance sheet as of December 31, 2022, was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements. However, these interim financial statements include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Company’s management, necessary to fairly state the results of the interim period. The interim results are not necessarily indicative of results to be expected for the full year.

Amounts reported are computed based in thousands, except percentages, per share amounts or as otherwise noted. As a result, certain totals may not sum due to rounding.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, share-based compensation, collaboration agreement milestones, variable consideration in revenue recognition, operating lease assets and liabilities, valuation of PIPE Warrants and PIPE Units, and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The future developments of the COVID-19 pandemic may also directly or indirectly impact the Company’s business, including impacts due to quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Actual results could differ from the Company’s estimates.

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar, Pounds sterling, and Euro exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $5.6 million for the three months ended March 31, 2023, and realized and unrealized foreign currency transaction losses of $6.1 million for the three months ended March 31, 2022, which is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made and is limited to the amount by which fair value is less than amortized cost. The credit-related impairment amount is recognized in the condensed consolidated statement of operations and the remaining impairment amount and unrealized gains are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Credit losses are recognized through the use of an allowance for credit losses account and subsequent improvements in expected credit losses are recognized as a reversal of the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis the allowance for credit loss is written off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations.

Accounts receivable

Accounts receivable arise from product revenue and amounts due from the Company's collaboration partners and have payment terms that generally require payment within 30 to 90 days. For some Libmeldy customers, our payment terms can range from 30 days to under one year. The amount from product revenue represents amounts due from distributors in Europe, which are recorded net of reserves for trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the three months ended March 31, 2023, the Company did not record any expected credit losses related to outstanding accounts receivable.

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

Restricted cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheets. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account, as of March 31, 2023, and December 31, 2022. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at March 31, 2023 and December 31, 2022.

The Company includes the restricted cash balance in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown in the condensed consolidated statements of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	As of March 31,	As of December 31,
	2023	2022
Cash and cash equivalents	$61,487	$68,424
Restricted cash	4,215	4,215
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$65,702	$72,639

United Kingdom research and development tax credit

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

The RDEC and SME credits are not dependent on the Company generating future taxable income or on the ongoing tax status or tax position of the Company. Each reporting period, the Company assesses its research and development activities and expenditures to determine whether the nature of these costs will qualify for credit under the tax relief programs and whether the claims will ultimately be realized based on the allowable reimbursable expense criteria established by the UK government. The Company expects a proportion of expenditures incurred in relation to its pipeline research, clinical trials management, and manufacturing development activities to be eligible for the research and development tax relief programs for the year ended December 31, 2023. The Company has qualified under the more favorable SME regime for the year ended December 31, 2022, and expects to qualify under the SME regime for the year ending December 31, 2023.

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

	Three Months Ended
	2023	2022
Balance at beginning of period	$5,942	$30,723
Recognition of credit claims as offset to research and development expense	769	3,337
Receipt of credit claims	—	(16,474)
Foreign currency translation	133	(937)
Balance at end of period	$6,844	$16,649

As of March 31, 2023, $6.1 million of the Company’s tax incentive receivable from the UK government was classified as current. As of March 31, 2022, $13.4 million of the Company's tax incentive receivable from the UK government was classified as current.

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

Amounts are recorded as accounts receivable when the right to the consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. As of March 31, 2023, the Company has not capitalized any costs to obtain contracts.

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

Net loss per ordinary share

Basic net loss per ordinary share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for the period. Diluted net loss is computed by adjusting net loss based on the potential impact of dilutive securities. Diluted net loss per ordinary share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for the period, including potentially dilutive ordinary shares. For the purpose of this calculation, outstanding options and unvested restricted shares are considered potential dilutive ordinary shares. Since the Company was in a loss position for all periods presented, the basic net loss per ordinary share is the same as diluted net loss per share for all periods as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive.

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	March 31,
	2023	2022
Share options	16,477,119	13,113,339
Unvested restricted incentive shares	3,298,969	500,989
Ordinary shares to be issued upon exercise of warrants	62,333,590	—
	82,109,678	13,614,328

Recently adopted accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and issued two subsequent amendments: ASU 2021-01, issued in January 2021, refines the scope of ASU and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform activities and ASU 2022-06, issued in December 2022, which extends the effective period of the ASU through December 31, 2023 (collectively, including ASU 2020-04, “ASC 848”). ASC 848 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASC 848 is effective for all entities as of March 12, 2020, through December 31, 2024, at which time transition is expected to be complete. The Company adopted and applied the amendments of this ASU to its disclosures as of March 31, 2023. The application of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows.

3. Fair value measurements and marketable securities

Fair value measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2023, and December 31, 2022, and indicate the fair value of the hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$3,550	$—	$—	$3,550
U.S. treasuries	—	—	—	—
U.S. government securities	—	—	—	—
Commercial paper	—	30,151	—	30,151
Total cash equivalents	$3,550	$30,151	$—	$33,701
Marketable securities
U.S. government securities	$—	$7,896	$—	$7,896
Corporate bonds	—	16,598	—	16,598
Commercial paper	—	60,334	—	60,334
Total marketable securities	$—	$84,828	$—	$84,828
Total Assets	$3,550	$114,979	$—	$118,529

Liabilities
PIPE Warrant liability	$—	$—	$6,179	$6,179
PIPE Units liability	—	—	7	7
Total Liabilities	$—	$—	$6,186	$6,186

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$1,239	$—	$—	$1,239
U.S. treasuries	—	6,600	—	6,600
U.S. government securities	—	5,200	—	5,200
Commercial paper	—	14,122	—	14,122
Total cash equivalents	$1,239	$25,922	$—	$27,161
Marketable securities
U.S. government securities	$—	$1,984	$—	$1,984
Corporate bonds	—	25,475	—	25,475
Commercial paper	—	47,867	—	47,867
Total marketable securities	$—	$75,326	$—	$75,326
Total Assets	$1,239	$101,248	$—	$102,487

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

On March 6, 2023, in connection with the 2023 Private Placement, the Company entered into a Securities Purchase Agreement with several investors, pursuant to which the Company agreed to sell, in two separate closings, voting and non-voting ordinary shares, and warrants to purchase ordinary shares or non-voting ordinary shares. On March 10, 2023, the Company completed the initial closing of the 2023 Private Placement and issued the PIPE Warrants (as defined in Note 10) to purchase a total of 62,333,590 ordinary shares or non-voting ordinary shares. In the second closing of the 2023 Private Placement, the Company is contingently obligated to issue the PIPE Units (as defined in Note 10) upon the occurrence of certain events.

The PIPE Warrants and the PIPE Units did not meet the criteria for equity classification at issuance or as of March 31, 2023, and are therefore classified as non-current liabilities on the accompanying condensed consolidated balance sheets. Changes in the fair value of the PIPE Warrants and the PIPE Units are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

The fair values of the PIPE Warrants and PIPE Units liabilities are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The fair value of the PIPE Warrants was estimated using the Black-Scholes option pricing model and then adjusted by a weighted probability of the timing of anticipated achievement of FDA marketing approval for the sale of Libmeldy in the United States and then further adjusted by the weighted probability of the occurrence of the achievement of FDA marketing approval for the sale of Libmeldy in the United States and successful completion of the Second Closing.

The fair value of the PIPE Units was estimated as the residual of the fair value of the share and warrant units to be sold in the Second Closing minus the second closing sales price of the share and warrant units to be sold. To calculate the fair value of the shares to be sold in the Second Closing, the Company utilized the stock price of its ADSs as of the valuation date and discounted it using a discount for lack of marketability (DLOM). The fair value of the warrants to be sold in the Second Closing was estimated using the Black-Scholes option pricing model and then adjusting by the probability of occurrence of achievement of FDA marketing approval for the sale of Libmeldy in the United States.

The significant unobservable inputs used in the valuation model to measure the PIPE Warrants and PIPE Units liabilities are as follows at the issuance date and as of March 31, 2023:

	PIPE Warrants		PIPE Units
	March 10, 2023	March 31, 2023	March 10, 2023	March 31, 2023
Black-Scholes inputs	(Issuance date)		(Issuance date)
Anticipated common stock price (at exercise date)	$10.00 - $10.31	$10.13 - $10.38	$10.14 - $10.46	$10.23 - $10.49
Expected term (in years)	1.39 - 2.14	1.33 - 2.08	1.08 - 1.84	1.08 - 1.84
Expected volatility	72.9% - 76.0%	71.7% - 77.4%	72.9% - 76.0%	71.7% - 77.4%

Other significant unobservable inputs
Implied probabilities of occurrence of Second Closing and FDA Approval				47.0% - 59.0%
Discount for lack of marketability				11.9% - 12.5%

The following table provides a rollforward of the aggregate fair values of the Company’s PIPE Warrant liability and PIPE Unit liability, for which fair values are determined using Level 3 inputs (in thousands):

	PIPE Warrant Liability	PIPE Unit Liability
Balance at December 31, 2022	$—	$—
Issuances during period	6,455	25
Change in fair value	(276)	(18)
Balance at March 31, 2023	$6,179	$7

Marketable securities

The following tables summarize the amortized cost and fair value of the Company's available-for-sale marketable debt securities (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$7,904	$—	$(8)	$—	$7,896
Corporate bonds	16,711	2	(115)	—	16,598
Commercial paper	90,523	—	(38)	—	90,485
Total	$115,138	$2	$(161)	$—	$114,979

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$7,188	$1	$(6)	$—	$7,183
U.S. treasuries	6,599	1	—	—	$6,600
Corporate bonds	25,656	—	(180)	—	$25,476
Commercial paper	62,038	3	(52)	—	61,989
Total	$101,481	$5	$(238)	$—	$101,248

All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of March 31, 2023.

There were no realized gains or losses recognized on investments in the three months ended March 31, 2023.

The following table summarizes the Company’s debt securities by contractual maturity, as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Maturities in one year or less	$111,000	$98,277
Maturities between one and three years	3,979	2,971
Total	$114,979	$101,248

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid external research and development expenses	$1,227	$881
Inventories	5,555	3,400
Other prepayments	3,999	1,817
VAT receivable	1,013	1,077
Non-trade receivables	1,020	1,851
Rent deposits	996	960
Total prepaid expenses and other current assets	$13,810	$9,986

5. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	As of March 31, 2023
	Cost	Accumulated Amortization	Net
License milestones	$4,119	$(601)	$3,518
Total	$4,119	$(601)	$3,518

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
License milestones	$4,069	$(509)	$3,560
Total	$4,069	$(509)	$3,560

License intangibles consist of capitalized milestone payments or accruals of payments the Company has deemed probable upon receiving regulatory approval of Libmeldy in the EU. The license intangibles are being amortized on a straight-line basis over the remaining useful life of the related patents of approximately twelve years. Amortization of intangible assets totaled $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The effect of foreign currency translation on the net carrying value of intangible assets for the three months ended March 31, 2023 and 2022, was $0.1 million, respectively. The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of March 31, 2022
2023 (remaining nine months)	$256
2024	342
2025	342
2026	342
2027	342
Thereafter	1,894
Total	$3,518

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued external research and development expenses	$9,993	$11,230
Accrued payroll and related expenses	6,823	12,312
Accrued professional fees	2,602	2,263
Accrued other	2,483	2,647
Accrued governmental rebates	2,349	2,300
Strimvelis liability - current portion	3,734	3,685
Total accrued expenses and other current liabilities	$27,984	$34,437

7. Notes payable

In May 2019, the Company entered into a senior term facilities agreement, which was amended in April 2020 (the “Original Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), as agent, and additional lenders from time to time (together with MidCap Financial, the “Lenders”), to borrow up to $75.0 million in term loans.

In May 2021, the Company amended and restated the Original Credit Facility (the “Amended Credit Facility”). Under the Amended Credit Facility, the Lenders agreed to make term loans available to the Company in the aggregate amount of $100.0 million, including increasing the principal on the initial term loan to $33.0 million, from $25.0 million. In January 2023, the Company again amended and restated the credit facility to change from LIBOR to SOFR. As of March 31, 2023, the Company has borrowed $33.0 million under the Amended Credit Facility

In March 2023, the Company notified MidCap Financial of its voluntary cancellation of each Lender's remaining commitments under the Amended Credit Facility. As a result of this notice, the Company forwent the ability to draw down on any of the remaining $67.0 million available on the Amended Credit Facility and MidCap agreed to waive certain restrictive covenants of the Amended Credit Facility, specifically related to restrictions on the Company's ability to dispose of intellectual property related to deprioritized products.

The Company's borrowings under the Amended Credit Facility bear interest at an annual rate equal to 5.95% plus SOFR plus a 0.10% annual increase to the annual rate. The Company was required to make interest only payments on the term loan for 18 months following the date of the Amended Credit Facility. The term loan under the Amended Credit Facility began amortizing on the 18-month anniversary of the Amended Credit Facility (December 2022), with the Company commencing equal monthly payments of principal plus interest to the Lenders to be made in consecutive monthly installments until the loan maturity date. In addition, a final payment of 3.5% is due on the loan maturity date. The Company is accruing the final payment amount of $1.2 million associated with the Amended Credit Facility, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the loan maturity date.

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

Notes payable consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Notes payable, net of issuance costs	$29,634	$31,970
Less: current portion	(9,429)	(9,429)
Notes payable, net of current portion	20,205	22,541
Accretion related to final payment	512	450
Notes payable, long term	$20,717	$22,991

As of March 31, 2023, the estimated future principal payments due are as follows (in thousands):

Aggregate Minimum Payments
2023 (remaining nine months)	$7,071
2024	9,429
2025	9,429
2026	5,084
Total	31,013
Less current portion	(9,429)
Less unamortized portion of final payment	(642)
Less unamortized debt issuance costs	(225)
Notes payable, long term	$20,717

During the three months ended March 31, 2023 and 2022, the Company recognized $1.0 million and $0.7 million of interest expense related to the term loan, respectively. The effective annual interest rate as of March 31, 2023, was approximately 11.78%.

8. Shareholders' equity

The Company's ordinary shares are divided into two classes: (1) Ordinary Shares and (2) Non-Voting Ordinary Shares. The Non-Voting Ordinary Shares have the same rights and restrictions as the Ordinary Shares and shall otherwise rank parri passu in all respects with the Ordinary Shares and a holder of Ordinary Shares shall be subject to the same obligations and liabilities as a holder of Ordinary Shares except as set out below:

•
a holder of Non-Voting Ordinary Shares shall, in relation to the Non-Voting Ordinary Shares held by such holder, have no right to receive notice of, or to attend or vote at, any general meeting of shareholders (save in relation to a variation of class rights of the Ordinary Shares); and
•
the Non-Voting Ordinary Shares shall be non-transferrable.

A holder of the Non-Voting Ordinary Shares may elect to have some or all of such holder’s Non-Voting Shares redesignated as Ordinary Shares by providing a written notice in a form reasonably acceptable to the Company, specifying the number of Non-Voting Ordinary Shares it wishes to have redesignated as Ordinary Shares. Upon the redesignation of the Non-Voting Ordinary Shares to Ordinary Shares, such Ordinary Shares shall rank pari passu with the other Ordinary Shares of the Company in all respects. The holders of Non-Voting Shares are subject to certain ownership restrictions as described in the Securities Purchase Agreement, dated March 6, 2023, including that no purchaser of Non-Voting Ordinary Shares may redesignate such shares if the holder would own in excess of 19.99% of the number of Ordinary Shares (including Ordinary Shares that may be represented by ADSs) outstanding immediately after giving effect to such redesignation.

At the Company's Annual General Meeting of Shareholders in June 2021, the Company received authority to allot up to a maximum nominal value of £13,023,851.50 to any new shares (including both Ordinary Shares and Non-Voting Ordinary Shares). As of March 31, 2023, the Company had 16,613,400 Ordinary Non-Voting shares issued and outstanding and had 167,642,959 Ordinary Shares issued and outstanding. As of March 31, 2023, the Company has a remaining nominal value of £6,986,211.70 it can issue in any new shares under the June 2021 authority.

Holders of Ordinary Shares may convert such shares to ADSs. The ADSs are listed on The Nasdaq Capital Market, and each ADS represents ten Ordinary Shares.

To date, the Company has not declared any dividends. Under English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, the Company must have distributable profits before declaring and paying a dividend.

9. Share-based compensation

The Company maintains four equity compensation plans: the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors has determined not to make any further awards under the 2016 plan. As of March 31, 2023, there were 248,750 ordinary shares available for grant under the 2018 Plan, 726,940 ordinary shares available for grant under the Inducement Plan, and 627,677 ordinary shares available for grant under the ESPP.

The numbers of options and restricted stock units, the weighted average grant date fair values per stock option and per share, and the weighted average exercise prices are all shown below on a per ordinary share basis. The Company’s ADSs that are listed on the NASDAQ Capital Market each represent ten ordinary shares.

Share option activity

The following table summarizes option activity for ordinary shares under the plans for the three months ended March 31, 2023:

	Shares	Weighted Average Exercise Price per Ordinary Share
Outstanding at December 31, 2022	16,424,167	$1.56
Granted	4,310,330	0.49
Exercised	(332,180)	0.12
Forfeited	(577,990)	5.66
Outstanding at March 31, 2023	19,824,327	$1.23
Vested and expected to vest at March 31, 2023	19,824,327	$1.23
Exercisable at March 31, 2023	9,206,850	$1.99

The total intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The weighted-average grant date fair value of ordinary share options granted during the three months ended March 31, 2023 and 2022, was $0.49 and $0.79 per ordinary share, respectively.

Restricted share units

Performance-based restricted share units

In April 2020, the Company granted 195,000 performance-based restricted share units restricted share units (“RSUs”) with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D. Dr. Gaspar earns one-third of the award for each of the first three to occur of four milestones (65,000 RSUs are earned for each achieved milestone). The milestones relate to specific clinical and regulatory goals which have to be achieved before December 31, 2023 in order for the underlying RSUs to be eligible to vest. Vesting for any earned shares occurs on January 2, 2024, so long as Dr. Gaspar remains continuously employed with the Company through that date. The Company determined that two of the milestones were probable of being achieved and recognized stock-compensation expense of $0.7 million in the three months ended March 31, 2023.

Time-based restricted share units

Time-based restricted share units generally vest in equal annual installments over a three-year period.

Restricted share unit activity

The following table summarizes award activity for the three months ended March 31, 2023:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2022	195,000	1,868,876	2,063,876	$0.55
Granted	—	1,700,200	1,700,200	0.46
Vested	—	(600,840)	(600,840)	0.52
Forfeited	—	(53,590)	(53,590)	0.46
Unvested at March 31, 2023	195,000	2,914,646	3,109,646	$0.51

Share-based compensation expense

Share-based compensation expense related to share options, restricted share unit awards, and the employee stock purchase plan was classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	2023	2022
Research and development	$1,236	$1,962
Selling, general and administrative	2,276	2,698
Total	$3,512	$4,660

Total share-based compensation by award type was as follows (in thousands):

	Three Months Ended
	2023	2022
Share options	$2,555	$4,497
Restricted share units	957	163
Total	$3,512	$4,660

As of March 31, 2023, total unrecognized compensation cost related to options was $12.6 million. This amount is expected to be recognized over a weighted average period of 2.82 years. As of March 31, 2023, total unrecognized compensation cost related to time-based RSUs was $1.4 million. This amount is expected to be recognized over a weighted average period of 2.34 years. As of March 31, 2023, the total unrecognized compensation cost related to performance-based RSUs for which vesting was deemed probable was $0.2 million, which is expected to be recognized over a period of 0.8 years. As of March 31, 2023, the total unrecognized compensation cost related to performance-based RSUs for which vesting was deemed not probable was $0.5 million, the timing of recognition will be dependent upon achievement of remaining milestones.

10. Private placement transaction

On March 6, 2023, the Company entered into a Securities Purchase Agreement (“SPA” or "PIPE") with several investors, pursuant to which the Company agreed to sell, in an unregistered offering (the “2023 Private Placement”), up to an aggregate of (i) 99,166,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share (collectively, the “Shares”) and (ii) warrants to purchase an aggregate of 109,083,590 Shares. The 2023 Private Placement consists of two closings. At each closing, the Shares will be sold in fixed combinations with the warrants as units, with each unit consisting of 10 Shares and 1 accompanying warrant to purchase eleven (11) Shares. The warrants are contingently exercisable for 30 days following (i) the Company’s public announcement of its receipt of marketing approval of its biologics license application submitted to the FDA with respect to OTL-200 (the “Vesting Event”) and (ii) receipt of shareholder approval to increase the number of authorized shares. Each warrant will have an exercise price equal to $1.10 per Share in the event the Vesting Event occurs on or prior to December 31, 2024, and $0.95 per Share in the event the Vesting Event occurs after December 31, 2024. The warrants will expire at the conclusion of the 30-day exercise period or, if the Vesting Event does not occur, on March 10, 2026. Each warrant holder has the option, in their sole discretion, to exercise the warrants for either ordinary shares or non-voting ordinary shares.

On March 10, 2023, the Company completed the initial closing and issued and sold (i) 40,053,500 ordinary shares, (ii) 16,613,400 non-voting ordinary shares, and (iii) warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares, at a purchase price of $6.00 per unit, generating gross proceeds of $34.0 million, before deducting offering expenses of $0.9 million payable by the Company. The warrants issued in the first closing of the 2023 Private Placement are referred to collectively herein as the “PIPE Warrants”.

In addition, the Company agreed to sell and issue in the second closing of the 2023 Private Placement (i) 17,500,000 ordinary shares, (ii) 25,000,000 non-voting ordinary shares, and (iii) warrants to purchase an aggregate of 46,750,000 ordinary shares or non-voting ordinary shares, at a purchase price of $8.00 per unit (collectively, the “PIPE Units”). The second closing is contingent upon (x) the Company’s announcement of its intention to file a biologics license application (“BLA”) submission following receipt of the minutes from the U.S. Food and Drug Administration (“FDA”) in connection with the Company’s pre-BLA meeting for OTL-200, provided such minutes do not expressly advise the Company not to proceed with a BLA submission, and (y) shareholder approval to increase the number of authorized shares.

Accounting Analysis

Upon execution of the SPA on March 6, 2023, the Company determined that each of the instruments to be issued in the first and second closings did not meet the criteria for equity classification as they were not considered indexed to the Company’s stock. The

Company recorded these instruments at a fair value of $34.0 million, which was composed of $27.5 million, $6.4 million, and $0.02 million allocated to the ordinary shares, PIPE Warrants, and PIPE Units, respectively. The Company incurred issuance costs of $0.5 million in connection with executing the SPA, which were expensed upon execution within other income (expense) on the condensed consolidated statements of operations and comprehensive loss.

Upon the closing of the SPA on March 10, 2023, the Company determined that the ordinary shares met the criteria for equity classification. The PIPE Warrants issued in the first closing and the PIPE Units that may be issued in a second closing did not meet the criteria for equity classification due to the lack of sufficient authorized and unissued shares and the price adjustment feature depending on the timing of the occurrence of a Vesting Event. The Company reclassified the ordinary shares to equity and recorded a mark-to-market adjustment of a $3.6 million gain, which represents the change in fair value of the ordinary shares between March 6, 2023, and March 10, 2023. As a result of the closing, the Company recorded $24.0 million to equity. The Company incurred issuance costs of $1.1 million which were contingent on the closing of the SPA. These issuance costs were allocated between the ordinary shares, PIPE Warrants, and PIPE Units, on a relative fair value basis. Issuance costs of $0.9 million allocated to the ordinary shares were recognized as a discount to the ordinary shares recorded in permanent equity. Issuance costs of $0.2 million allocated to the PIPE Warrants and PIPE Units were expensed within other income (expense) on the condensed consolidated statement of operations and comprehensive loss.

The PIPE Warrants are classified within non-current liabilities on the condensed consolidated balance sheets as of March 31, 2023, and will be adjusted to fair value at each subsequent balance sheet date until the warrants are reclassified to equity or settled. Changes in the fair value of the PIPE Warrants are recognized as a component of other income (expense) in the condensed consolidated statement of operations and comprehensive loss. For the quarter ended March 31, 2023, the Company recognized changes in fair value resulting in a net gain of $0.3 million related to the PIPE Warrants. As of March 31, 2023, warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares were issued and outstanding and none were exercisable.

The PIPE Units are classified within non-current liabilities on the condensed consolidated balance sheets as of March 31, 2023, and will be adjusted to fair value at each subsequent balance sheet date until the units are reclassified to equity or the second closing occurs. Changes in the fair value of the PIPE Units are recognized as a component of other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. For the quarter ended March 31, 2023, the Company recognized changes in fair value resulting in a net gain of $0.02 million related to the PIPE Units.

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

Activity for the quarter is summarized as follows (in thousands):

Three Months Ended March 31, 2022
Balance at beginning of period	$6
Charged to expense	2,481
Payments made	(6)
Balance at end of period	$2,481

There was no restructuring activity in the three months ended March 31, 2023.

12. Product revenue, net

The following table presents the Company's net revenue by product (in thousands):

	Three Months Ended March 31,
	2023	2022
Libmeldy	$534	$5,059
Strimvelis	—	—
Total	$534	$5,059

Activity in each of the product revenue allowance and reserve categories for Libmeldy is summarized as follows (in thousands):

	Trade discounts and allowances	Government rebates	Total
Balance as of December 31, 2022	$4,390	$2,300	$6,690
Provision Related to sales in the current year	2,954	—	2,954
Credits and payments made during the period	(7,344)	—	(7,344)
Foreign currency translation	—	49	49
Balance as of March 31, 2023	$—	$2,349	$2,349

The total reserves described above are summarized as components of the Company's consolidated balance sheets as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Reduction of accounts receivable, net	$—	$4,390
Component of accrued expenses and other current liabilities	2,349	2,300
Total revenue-related reserves	$2,349	$6,690

13. Collaboration revenue

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

The following table summarizes research and development costs incurred and collaboration revenue recognized in connection with the Company’s performance under the Collaboration Agreement (in thousands):

	Three Months Ended March 31,
	2023	2022
Reimbursement revenue	$597	$400
Upfront and milestone payment revenue	106	65
Total	$703	$465

The Company had none and $0.5 million due from Pharming included in accounts receivable as of March 31, 2023, and December 31, 2022, respectively.

As of March 31, 2023, the Company had contract liabilities of $11.4 million, which is classified as either current or long-term deferred revenue in the condensed consolidated balance sheets based on the period over which this is expected to be recognized. The deferred revenue balance represents the portion of the upfront payments received related to the performance obligation that remains partially unsatisfied as of March 31, 2023.

14. Income taxes

The Company recorded an income tax benefit of $12 thousand and an income tax expense of $58 thousand for the three months ended March 31, 2023 and 2022, respectively. The Company records no income tax benefits for the net operating losses incurred in each period in the U.K due to the uncertainty regarding the realizability of the deferred tax asset. The Company's income tax relates to its subsidiaries in Europe and the U.S. The Company's income tax computed at its effective income tax rate for the three months ended March 31, 2023 and 2022, differed from income taxes computed at the U.K. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, U.S. tax credits, and share-based compensation.

15. Commitments and contingencies

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Manufacturing and technology development master agreement with AGC Biologics

The Company is party to an Agreement with AGC Biologic S.p.A (“AGC”) pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of March 31, 2023 (amounts in thousands):

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive transduction suites	Total AGC Commitment
2023 (remaining nine months)	$1,469	$4,299	$—	$5,768
2024	1,959	5,732	2,177	9,868
2025	980	2,866	1,088	4,934
Total manufacturing commitments	$4,408	$12,897	$3,265	$20,570

Tabular disclosure above has been translated to U.S. Dollar, from Euro, using the period end exchange rate of €1.00 to $1.09.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023.

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

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, commercializing Libmeldy in Europe, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in our initial public offering (“IPO”) and follow-on offering, ordinary shares in our private placements, and convertible preferred shares. We have also financed our operations through proceeds from our senior term facilities agreement (the “Amended Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., proceeds from the sales of the Company's Libmeldy productand, and proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

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

Our net losses were $17.4 million and $44.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $918.3 million. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $146.3 million. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

In March 2023, we announced a private placement pursuant to which we agreed to sell ordinary shares, non-voting ordinary shares, and warrants to purchase ordinary shares or non-voting ordinary shares. The private placement consists of two closings. We completed the initial closing in March 2023 and sold 56,666,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share, and warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares, at a purchase price of $6.00 per ten shares and accompanying warrant to purchase eleven shares. The completion of the initial closing resulted in gross proceeds of $34.0 million. Refer to the Liquidity section below for further information on the private placement.

Also in March 2023, we notified MidCap Financial of our voluntarily cancellation of the remaining commitments of $67.0 million under the Amended Credit Facility. In exchange for this cancellation, MidCap agreed to waive certain restrictive covenants of the Amended Credit Facility related to our ability to dispose of intellectual property related to deprioritized programs.

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

It is possible that if additional variants of the virus proliferate, our third-party vendors and contract manufacturers could face delays and may struggle to operate at expected levels. While we don’t currently anticipate any interruptions to our business, we cannot predict this.

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

Collaboration revenue

We recognize collaboration revenue under our collaboration agreement with Pharming. Under revenue recognition guidance, we account for our obligations to provide the license and research, development, and manufacturing services under the agreement as a series of distinct services that are accounted for as a single performance obligation. We recognize revenue using the cost-to-cost input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The impact of any adjustment related to the estimated transaction price on revenue recorded to date is recognized in the period the adjustment is identified. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred. Refer to Note 2 and Note 13 to the condensed consolidated financial statements included in this Form 10-Q for further discussion on our revenue recognition around this agreement.

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
•
costs related to research and development associated with the Company’s collaboration with Pharming;
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

Interest expense

Interest expense consists of interest associated with our Credit Facility with MidCap Financial, which we entered into in May 2019, and amended and restated in May 2021. The Amended Credit Facility bears a variable interest rate of 5.95% above SOFR plus a

0.10% annual increase to the annual variable interest rate, plus a final payment equal to 3.5% of the principal borrowed under the Amended Credit Facility.

Other expense, net

Other expense, net consists of realized and unrealized foreign currency transaction gains and losses as well as changes in fair value of the PIPE Warrant and PIPE Unit liabilities (refer to Footnote 10 for further discussion).

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Product revenue, net	$534	$5,059	$(4,525)
Collaboration revenue	703	465	238
Total revenues	1,237	5,524	(4,287)
Costs and operating expenses
Cost of product revenue	367	1,571	(1,204)
Research and development	15,993	28,234	(12,241)
Selling, general and administrative	11,135	13,299	(2,164)
Total costs and operating expenses	27,495	43,104	(15,609)
Loss from operations	(26,258)	(37,580)	11,322
Other (expense) income:
Interest income	1,029	69	960
Interest expense	(957)	(675)	(282)
Changes in fair value of PIPE Warrant and PIPE Unit liabilities	3,852	—	3,852
Other (expense) income, net	4,910	(6,052)	10,962
Total other (expense) income, net	8,834	(6,658)	15,492
Net loss before income tax	(17,424)	(44,238)	26,814
Income tax (expense) benefit	12	(58)	70
Net loss attributable to ordinary shareholders	$(17,412)	$(44,296)	$26,884

Product revenue, net

The table below summarizes our revenue earned by product (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Libmeldy	$534	$5,059	$(4,525)
Strimvelis	—	—	—
Total product revenue, net	$534	$5,059	$(4,525)

Libmeldy received approval from the European Commission in December 2020, and we made our first commercial sales of Libmeldy in the first quarter of 2022. We announced in March 2022 that we would discontinue our investment in and seek alternatives for Strimvelis.

Collaboration revenue

During the three months ended March 31, 2023 and 2022, we recognized revenue of $0.7 million and $0.5 million, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the three months ended March 31, 2023, consisted of costs to manufacture, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties related to these sales. The gross margin on our product revenue, net for the three months ended March 31, 2023, was enhanced by our use of zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product sales for the three months ended March 31, 2023, would have been approximately $0.6 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three Months Ended March 31,
	2023	2022	Change
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$5,293	$7,058	(1,765)
Primary immune deficiencies	—	3,483	(3,483)
Blood disorders	—	2,503	(2,503)
Other research and pre-clinical programs under development	321	1,090	(769)
Total direct research and development expenses	5,614	14,134	(8,520)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	6,763	8,933	(2,170)
Share-based compensation	1,236	2,155	(919)
Restructuring costs	—	2,064	(2,064)
Accretion of Strimvelis loss provision	—	(274)	274
Research and development tax credit	(769)	(3,337)	2,568
Facility and other	3,149	4,559	(1,410)
Total indirect research and development expenses	10,379	14,100	(3,721)
Total research and development expenses	$15,993	$28,234	(12,241)

Total direct research and development expenses decreased from $14.1 million for the three months ended March 31, 2022, to $5.6 million for the three months ended March 31, 2023. The $8.5 million decrease, or -60%, was primarily the result of:

•
a $3.5 million decrease in costs associated with primary immune deficiencies programs, a $2.5 million decrease associated with blood disorder programs, and a $0.8 million decrease in other research and pre-clinical programs due to de-prioritization of and decreased investment in these programs after the strategic restructuring efforts announced in March 2022; and
•
a $1.8 million decrease in spending on neurometabolic disorder programs, specifically driven by decreased spending on OTL-200 for MLD as we reduced our clinical expenditures for that program after the commercial launch of Libmeldy in the first quarter of 2022.

Total indirect research and development expenses decreased from $14.1 million for the three months ended March 31, 2022, to $10.4 million for the three months ended March 31, 2023. The $3.7 million decrease, or -26%, was the result of:

•
a $2.2 million decrease in personnel related costs, a $0.9 million decrease in share-based compensation costs, and a $1.4 million decrease in facility and other costs related to our strategic restructuring efforts announced in March 2022 and associated employee terminations;
•
a $2.1 million decrease in restructuring costs as we did not have any restructuring efforts in 2023; and
•
a $2.6 million decrease in the UK research and development tax credit, which is an offset to research and development expenses incurred for qualifying programs. This decrease was driven by lower qualifying costs incurred during the quarter.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three Months Ended March 31,
	2023	2022	Change
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$3,723	$4,629	(906)
Share-based compensation	2,276	2,698	(422)
Restructuring costs	—	417	(417)
Consulting, professional, and insurance-related costs	2,609	3,464	(855)
Marketing, promotions, and advocacy	838	773	65
Facilities and other costs	1,689	1,318	371
Total selling, general, and administrative expenses:	$11,135	$13,299	$(2,164)

Selling, general and administrative expenses decreased from $13.3 million for the three months ended March 31, 2022, to $11.1 million for the three months ended March 31, 2023. The $2.2 million decrease, or -16%, was a result of:

•
a $0.9 million decrease in personnel related expenses and a $0.4 million decrease in share-based compensation expenses due to decreased headcount as a result of the strategic restructuring announced in 2022;
•
a $0.9 million decrease in consulting, professional, and insurance related costs due to lower insurance premium costs and legal fees incurred in 2023;
•
a $0.4 million decrease restructuring costs due to no restructuring activities in 2023; and
•
a $0.4 million increase in facilities and other costs driven by higher shareholder and ADS administration costs.

Other income (expense), net

Other (expense) income, net, increased from a $6.7 million loss for the three months ended March 31, 2022, to an $8.8 million gain for the three months ended March 31, 2023. During the three months ended March 31, 2023, we had net realized and unrealized gains on foreign currency transactions of $5.6 million, comprised primarily of unrealized losses, compared to net realized and unrealized losses of $6.1 million for three months ended March 31, 2022. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar, Pounds sterling, and Euro exchange rates.

Interest expense was $1.0 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Interest income was $1.0 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase to both interest expense and interest income is attributable to interest rate increases throughout 2022 driven by anti-inflationary measures born from the current economic environment.

In the three months ended March 31, 2023, we incurred a $3.9 million gain relating to the fair value remeasurements of our PIPE Warrant and PIPE Unit liabilities from the announcement date of March 6, 2023, to the closing date of March 10, 2023, and from the closing date to March 31, 2023. No such changes were recorded in 2022.

Liquidity and capital resources

From our inception through March 31, 2023, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired Strimvelis and the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We launched Libmeldy in Europe and generated our first commercial sale in the first quarter of 2022. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., our Original Credit Facility and our Amended Credit Facility, and through proceeds from sales of Libmeldy in Europe beginning in 2022.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. On March 24, 2022, we delivered written notice to Cowen to terminate the Sales Agreement, effective as of March 30, 2022, pursuant to Section 11(b) thereof. Prior to termination, we had not sold any ADSs pursuant to the Sales Agreement. As a result of the termination of the Sales Agreement, we will not offer or sell any ADSs under the Sales Agreement. On October 6, 2022, we entered into a Sales Agreement with Guggenheim Securities, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $30.0 million. As of March 31, 2023, we have not sold any shares under the Guggenheim Sales Agreement.

On March 6, 2023, we announced a private placement pursuant to which we agreed to sell up to an aggregate of 99,166,900 ordinary shares and non-voting ordinary shares, nominal value of £0.10 per share, and warrants to purchase an aggregate of 109,083,590 ordinary shares or non-voting ordinary shares. The private placement consists of two closings. At each closing, the shares will be sold in fixed combinations with the warrants and units, with each unit consisting of 10 shares and 1 accompanying warrant to purchase 11 shares. We received approximately $34 million at the initial closing on March 10, 2023. We may receive an additional $34 million from the second closing of the private placement. This second closing is conditioned upon (i) our announcement of our intention to file a biologics license application (“BLA”) submission following receipt of the minutes from the U.S. Food and Drug Administration (“FDA”) in connection with our pre-BLA meeting for OTL-200, provided such minutes do not expressly advise the Company not to proceed with a BLA submission, and (ii) receipt of approval from the our shareholders, to be provided at a meeting of shareholders no later than 120 days after the initial closing, to give the Company's directors authority to issue the securities to be issued and sold in the second closing of the private placement and the shares issuable upon exercise of the warrants to be issued and sold in the private placement.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(29,508)	$(19,599)
Net cash provided by (used in) investing activities	(9,346)	25,107
Net cash provided by (used in) financing activities	31,506	—
Effect of exchange rate changes on cash	411	(645)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(6,937)	$4,863

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023, was $28.6 million and was primarily driven by our net loss of $17.4 million, partially offset by non-cash charges consisting of depreciation and amortization of $0.6 million, share based compensation of $3.5 million, gain on the change in fair value of the PIPE Warrant and PIPE Unit liabilities of $3.8 million, and unrealized foreign currency transaction gains on intercompany accounts of $6.2 million. Our net cash used in operating activities also included a net use of cash of $6.0 million related to changes in operating assets and liabilities as follows:

•
a net source of cash of $8.6 million related to the collection of previously outstanding receivables from product sales;
•
a net use of cash of $7.9 million related to changes in accounts payable, accrued expenses, and other current liabilities primarily driven by payment of employee bonuses;
•
a net use of cash of 4.1 million from an increase in prepaid expenses, other current assets, and other assets primarily due to payment for various vendor services in advance of them being performed;
•
a net use of cash of $1.6 million related to annual rent payments for our suite space with AGC Biologics; and
•
a net use of cash of $0.8 million related to the UK research and development tax credit primarily due to timing of aggregation of the 2023 receivable and its payout.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2023, was $9.3 million. This net cash provided by investing activities was primarily driven by proceeds from the sales and maturities of marketable securities that we utilize for operating activities, offset by purchases of property and equipment.

During the three months ended March 31, 2022, net cash provided by investing activities was $25.1 million, primarily driven by proceeds from the sales and maturities of marketable securities that we utilize for operating activities.

Financing activities

During the three months ended March 31, 2023, net cash provided by financing activities was $31.5 million, consisting primarily of cash generated from our private placement financing of $34.0 million, offset by payments of principal on our note payable of $2.4 million.

We had no cash provided by or used in financing activities for the three months ended March 31, 2022.

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

We believe our existing cash, cash equivalents, and marketable securities on hand, together with expected proceeds from sales of Libmeldy, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

•
United Kingdom research and development tax credit
•
Accrued research and development expenses
•
Valuation of share-based compensation
•
Product revenue, net - Libmeldy

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2022.

Off-balance sheet arrangements.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of March 31, 2023, we had cash, cash equivalents, marketable securities, and restricted cash of $150.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and US bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $33.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 5.95% plus SOFR plus a 0.10% annual increase to the variable interest rate. As of March 31, 2023, the carrying value of the term loans under the credit facility was $30.1 million.

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars and expects to continue to do so in the future. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. We recorded net realized and unrealized foreign currency gains of $5.6 million and losses of $6.1 million for the three months ended March 31, 2023 and 2022, respectively. These foreign currency transaction losses are primarily related to revaluation of intercompany balances that are denominated in U.S. dollar that are recorded on entities whose functional currency is not the U.S. Dollar. The losses are included in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of March 31, 2023, we were not a party to any material legal proceedings.

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

Since inception, we have incurred net losses. We incurred net losses of $17.4 million and $44.3 million for the three months ended March 31, 2023 and 2022, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares, through sales of our ADSs in our initial public offering and follow-on offering, and through private placements of our ordinary shares. We have devoted substantially all of our efforts to research and development, including clinical and pre-clinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Libmeldy in the European Union, building a global commercial infrastructure to support commercialization of Libmeldy (OTL-200) and our product candidates if such product candidates are approved, as well as to building our team. Absent the realization of sufficient revenue from product sales of Libmeldy and from sales of our current or future product candidates, if approved, we may never attain profitability.

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
•
the impact of geopolitical instability and the COVID-19 pandemic, including the emergence of new variants;
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

As described below, the second closing is contingent and could be delayed or never happen, and certain of the contingencies are not entirely without the Company’s control. In addition, the warrants sold under the SPA do not obligate the purchasers to exercise them, and even if they are exercised, they are exercisable at a lower price if FDA approval of OTL-200 is delayed beyond 2024.

The investors in the private placement agreed to purchase additional ordinary shares, non-voting ordinary shares and warrants at a pre-agreed price at a second closing for an aggregate total of $34 million. The second closing is subject to the Company’s public announcement of our intention to submit a BLA application with the FDA following receipt of minutes from the Company’s pre-BLA meeting with the FDA, which was held in the second quarter of 2023. The second closing is also subject to shareholder approval for authority under U.K. law to allot the shares issuable upon exercise of the warrants and to disapply pre-emption rights in respect of such authority.

The second closing has not yet occurred, and it may never occur. The minutes from our pre-BLA meeting with the FDA may not meet the criteria to trigger the second closing, which could delay or prevent the Company from receiving additional funds pursuant to the SPA.

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

The purchasers of warrants are not obligated to exercise the warrants, so we may not receive any additional proceeds from their exercise. The warrants will become exercisable during the 30 days following the Company's announcement of receipt of marketing approval of its BLA with respect to OTL-200; provided, that exercise of any warrant is conditioned on the receipt of shareholder approval (as described above). If the Company does not announce receipt of marketing approval of its BLA or does not receive the necessary shareholder approval, the warrants will expire on March 10, 2026. In addition, the exercise price of the warrants is lower if OTL-200 is approved by the FDA after 2024, so any proceeds we receive from their exercise could be lower than the total amount possible as of today. The exercise price of the warrants is $1.10 per ordinary share if OTL-200 is approved by the FDA in 2024 and $0.95 per ordinary share if approval comes after 2024. (Each publicly traded ADS in the Company is represented by ten ordinary shares.)

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities during the three months ended March 31, 2023, primarily due to our net loss of $17.4 million for that period. We expect to continue to incur substantial expenses in connection with our ongoing activities, which may increase over time, particularly as we (i) continue to commercialize Libmeldy in Europe, (ii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iii) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our ongoing activities, such as research and development programs and commercialization efforts.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability, including most recently in connection with the COVID-19 pandemic, current macroeconomic conditions, currency exchange rates, and volatile financial markets. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Volatility among foreign currencies could impact our results of operations. As an example, we had net realized and unrealized gains on foreign currency transactions of $5.6 million during the three months ended March 31, 2023, compared to net realized and unrealized losses of $6.1 million during the three months ended March 31, 2022. Unrealized gains and losses are driven primarily by entities that have a functional currency other than the U.S. Dollar that have intercompany balances denominated in U.S. Dollar.

Adverse developments in the banking system and financial services industry, including the failure or concerns regarding the failure of banks and financial institutions, could have an adverse effect on our ability to raise additional capital and our operations and financial results.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the Federal Deposit Insurance Corporation was appointed as receiver of Silicon Valley Bank and Signature Bank in March 2023 and as receiver of First Republic Bank prior to its acquisition by JPMorgan in May 2023. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. These events exposed vulnerabilities in the banking sector, including legal uncertainties, significant volatility and contagion risk, and caused instability in the market prices of regional bank stocks. The closure of financial institutions, even if such financial institutions are unrelated to our business, may result in declines in the price of our stock.

Although we did not hold cash deposits at recently closed banks, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened. In addition, if any other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. While it is not possible at this time to predict the extent of the impact that the failure of these banks or the high market volatility and instability of the banking sector could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Although we continue to assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. The results of events or concerns that involve one or more of these factors, or other general impact on the financial markets or financial services industry generally, could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Inability or reductions in our ability to enter into new credit facilities or other working capital resources;
•
Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to raise additional capital on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

For example, although the FDA cleared our IND application for OTL-200 in 2020 and we received Regenerative Medicine Advanced Therapy, or RMAT, designation in 2021, there can be no guarantee we will be successful in resolving open matters to the FDA’s satisfaction before our BLA submission is complete.

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

In addition, data obtained from pre-clinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. There can be no assurance that the FDA, EMA or other foreign regulatory bodies will find the efficacy endpoints in our registrational trials or any efficacy endpoint we propose in future registrational trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in current or future registrational trials to a degree of statistical significance, and with acceptable safety profiles. The FDA may further refer a BLA submission to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. This review may add to the time for approval, and although the FDA is not bound by the recommendation of an advisory committee, objections or concerns expressed by the advisory committee may cause the FDA to delay or deny approval. We also may experience regulatory delays or rejections as a result of many factors, including serious adverse events, or SAEs, involving our product candidates, changes in regulatory policy or changes in requirements during the period of our product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

We expect that the FDA and EMA will assess the totality of the safety and efficacy data from our product candidates in reviewing any BLA or MAA submissions. Based on this assessment, the FDA or EMA may require that we conduct additional pre-clinical studies or clinical trials prior to submitting or approving a BLA or MAA for our target indications.

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

In addition, certain of our current or future product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to existing, approved therapies, such as bone marrow transplantation or enzyme replacement therapy. We may never succeed in demonstrating the efficacy and safety of our product candidates or any future product candidates in clinical trials or in obtaining marketing approval thereafter.

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

With respect to clinical trials conducted by our academic or other collaborators, such as University College London, UCLA, Telethon-OSR and GSK, we may not have access to the most recent clinical data or the clinical data available to us may otherwise be limited or incomplete. Interim data or ad hoc analyses from these clinical trials are not necessarily predictive of final results. Interim data or ad hoc analyses are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues or more patient data becomes available to us. Interim, topline and preliminary data and ad hoc analyses also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data available to us or that we previously published. As a result, preliminary and interim data and ad hoc analyses should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the preliminary or interim data or ad hoc analyses could significantly harm our business prospects.

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

For example, although sustained clinical activity has been observed in clinical trials to date for Libmeldy (OTL-200), follow-up in these clinical trials is ongoing and there can be no assurance that the results, in each case as of the applicable primary endpoint measurement date, seen in clinical trials of any of our product candidates ultimately will result in success in clinical trials or provide adequate support for marketing approvals by the FDA, in the case of Libmeldy, without conducting further clinical trials. This data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future trials involving our product candidates. There is limited data concerning long-term safety and efficacy following treatment with our product candidates. Our product candidates may fail to adequately demonstrate safety and efficacy in clinical development despite positive results in pre-clinical studies. Our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these trials will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates. In addition, there can be no assurance that we will be able to achieve the same or similar success in our pre-clinical studies and clinical trials of our other product candidates.

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

We have initiated a rolling BLA for OTL-200 and may elect to initiate a rolling BLA for our other product candidates. The FDA will not complete, and may delay initiating, its review of a BLA until all required information is submitted.

A rolling BLA is an application process that allows us to submit the information required by the BLA in sections. The FDA will not complete, and may delay initiating, its review of our BLA until we submit all of the required information for a full BLA. If we are delayed or unable to provide this required information it could delay or prevent our ability to obtain regulatory approvals, as a result of which our business, prospects, financial condition and results of operations may suffer. For OTL-200, we have submitted a rolling BLA.

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

Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of extensive information about the product manufacturing process and controls up to and including inspection of manufacturing facilities by the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Additionally, the UK formally left the EU in January 2020. The EU and the UK have concluded a Trade and Cooperation Agreement, or TCA, which has been formally applicable since May 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products, and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation, which became effective in the EU on January 31, 2022, and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States, has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The separate, and potentially diverging, regulatory regimes between Great Britain and the EU may increase our regulatory burden of applying for and obtaining authorization in Great Britain and the EU.

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

In addition, we may seek RMAT designation for some of our other product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. A BLA for an RMAT may be eligible for priority review or accelerated approval. An RMAT may be eligible for priority review if it treats a serious condition, and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment of the condition. An RMAT may be eligible for accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence, such as electronic health records, the collection of larger confirmatory data sets, or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a RMAT, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

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

Biological products are inherently difficult to manufacture, and gene therapy products are complex biological products, the development and manufacture of which necessitates substantial expertise and capital investment. Libmeldy, Strimvelis and our product candidates are individually manufactured for each patient using complex processes in specialized facilities. Our production process requires a variety of raw materials, some of which are highly specialized, including the viral vector that encodes the functional copy of the missing or faulty gene to treat a specific disease. Some of these raw materials have limited and, in some cases, sole suppliers. Even though we plan to have back-up supplies of raw materials whenever possible, we cannot be certain such supplies will be sufficient if our primary sources are unavailable. A shortage of a critical raw material or a technical issue during manufacturing may lead to delays in clinical development or commercialization of our product candidates. Additionally, each manufacturing batch must meet certain analytical specifications to be released and production difficulties caused by unforeseen events may delay the availability of one or more of the necessary raw materials or delay the manufacture of our product candidates for use in clinical trials or for commercial supply.

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

In order to obtain approval, we will need to ensure that all of our processes, quality systems, methods, equipment, policies and procedures are compliant with cGMP, and perform extensive audits of vendors, contract laboratories, CDMOs and suppliers. If any of our vendors, contract laboratories, CDMOs or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to spend time, money and effort on production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

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

Our gene therapies are autologous, so they must be administered back only to the patient from which the cellular source material was collected. While we implement specific identifiers, lot numbers and labels with cross checks for our products and operations from collection of cellular source material, through manufacture of drug product, transport of product to the clinical site up to thawing and administration of the product, it is possible that a product may be administered into the wrong patient. If an autologous gene therapy were to be administered to the wrong patient, the patient could suffer harm, including experiencing a severe adverse immune reaction.

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

Some of the raw materials required in our manufacturing processes are derived from biological sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of our vectors or drug product could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could adversely affect our development timelines and our business.

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

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval, or impact our ability to successfully commercialize any of our product candidates. Some of these events could be the basis for FDA, EMA or other regulatory authority action, including injunction, recall, seizure or total or partial suspension of product manufacture.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing CDMOs for our viral vectors and drug product, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials, including in some cases critical raw materials used in the manufacture thereof, must be manufactured in accordance with cGMP. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our viral vectors or product candidates that may not be detectable in final product testing. We or our CDMOs must supply all necessary documentation in support of a BLA or MAA on a timely basis and must adhere to the FDA’s and EMA’s cGMP and other applicable regulations that are enforced through facilities inspection programs. Some of our CDMOs have not produced a commercially approved product and have never been inspected by the FDA or other regulatory body. Our quality systems and the facilities and quality systems of some or all of our CDMOs must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our viral vector or drug product or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted.

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
•
interruptions, shortages, delivery delays and potential discontinuation of supply as a result of the COVID-19 global pandemic, or any recurrence of the pandemic or future pandemics; and
•
fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

We are working to successfully commercialize Libmeldy in Europe, and we intend to commercialize our product candidates, if approved, in the United States, Europe and other markets. Given the relative rarity of the indications that we are targeting, we are commercializing Libmeldy, and we currently intend to commercialize any product candidates that are approved directly with specialized teams. We currently have a limited marketing and sales team, and we must build and expand our commercial infrastructure and capabilities or make arrangements with third parties to provide those services. If we are unable to do so, we may be unable to generate sufficient revenue to sustain our business.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenue from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. Some countries may also require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we are able to generate from the sale of the product in that particular country. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

In some instances, we may decide to discontinue our investment in programs after we’ve invested time and capital into such programs. For example, in May 2020, we announced a reduction of the investment in and scope of OTL-101 for ADA-SCID and OTL-300 for

TDT, and we have since returned licenses for both programs to the licensor. Additionally, in March 2022, we announced that we would discontinue our investment in and seek alternatives for Strimvelis, OTL-103 for treatment of WAS and OTL-102 for treatment of X-CGD. We may in the future decide to discontinue additional programs, and we may incur transition and termination costs. In addition, we may in the future decide to expand our operations to different territories and indications, including through in-licenses. Managing these expanded operations will pose challenges for us, and we cannot assure that we will be successful.

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

Despite our security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to, among other things, damage from computer viruses, unauthorized access, ransomware, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, the COVID-19 pandemic and the related disruptions to our business and our collaborators’, contractors’ and consultants’ businesses may increase the risk of security incidents. If any cyberattack or data breach were to occur in the future and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or the inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other health care laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

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

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the GDPR also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Significantly, adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the UK, in particular to the United States, in compliance with the GDPR (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum (“UK IDTA”). When relying on the SCCs /UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data.

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

We and third parties such as our CDMOs and CROs are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

We are aware of third-party issued patents and patent applications relating to the lentiviral vectors used in the manufacture or use of one or more of our product candidates or relating to one or more of our product candidates. If these patent rights were enforced against us, we believe that we have defenses against any such action, including that these patents would not be infringed by our product candidates or that these patents are not valid. However, if these patents were enforced against us and defenses to such enforcement were unsuccessful, unless we obtain a license to these patents, which may not be available on commercially reasonable terms, or at all, we could be liable for damages and precluded from commercializing any products and product candidates that were ultimately held to infringe these patents, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our in-licensed intellectual property is often limited to particular fields and is often subject to certain retained rights. We may not have the rights to use in-licensed intellectual property, data or know-how from one program in another program. As a result, we may not be free to commercialize certain of our products or product candidates in fields or territories of interest to us. Furthermore, if the licenses are not exclusive in territories of interest to us, we may be unable to prevent competitors from developing and commercializing competitive products in territories included in our licenses. Licenses (including sublicenses) to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business.

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

Our current license agreements impose, and we expect that future license agreements that we may enter into will impose, various obligations, including diligence and certain payment obligations. If we fail to satisfy our obligations, the particular licensor may have the right to terminate such agreements. Disputes may arise between us and any of our licensors regarding intellectual property subject to such agreements and other issues. Such disputes over intellectual property that we have licensed, or the terms of our license agreements, may prevent or impair our ability to maintain our current arrangements on acceptable terms, or at all, or may impair the value of the arrangement to us. Any such dispute could have a material adverse effect on our business. If we cannot maintain a necessary license agreement or if the agreement is terminated, we may be unable to successfully develop and commercialize the affected products and product candidates. Termination of our license agreements or reduction or elimination of our rights under them may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop or commercialize the affected product or product candidate or cause us to lose our rights under the agreement. Any of the foregoing could have a material adverse effect on our business.

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

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Our licensors may face similar risks, which could have an adverse impact on intellectual property that is licensed to us.

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

Moreover, although the Supreme Court held in Myriad that isolated segments of naturally occurring DNA are not patent-eligible subject matter, certain third parties could allege that activities that we may undertake infringe other gene-related patent claims, and we may deem it necessary to defend ourselves against these claims by asserting non-infringement or invalidity positions or paying to obtain a license to these claims. In any of the foregoing or in other situations involving third-party intellectual property rights, if we are unsuccessful in defending against claims of patent infringement, we could be forced to pay damages or be subjected to an injunction that would prevent us from utilizing the patented subject matter, the result of which could have a material adverse effect on our business.

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

Based upon our ordinary shares outstanding as of May 9, 2023, our executive officers, directors, greater than five percent shareholders and their affiliates beneficially own approximately 62.8% of our ordinary shares and ADSs. In computing the number of ordinary shares beneficially owned by a person, ordinary shares subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of May 9, 2023, are considered outstanding. These ordinary shares, however, are not included in the number of shares outstanding as of May 9, 2023. (In other words, in calculating the beneficial ownership percentage, there are ordinary shares in the numerator that are not reflected in the denominator.) Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, and the approval of certain significant corporate transactions. Among other consequences, this concentration of ownership may prevent or discourage unsolicited acquisition proposals that our shareholders may believe are in their best interest as shareholders. Some of these persons or entities may have interests that are different than those of our other shareholders. For example, because many of these shareholders purchased their ordinary shares at prices substantially below the price at which ADSs were sold in our initial public offering and have held their ordinary shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other shareholders.

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

Holders of ADSs are not treated as holders of our ordinary shares.

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

ADSs are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason, subject to the right of ADS holders to cancel their ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of the holder’s ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders’ meeting, or we are paying a dividend on our ordinary shares. In addition, ADS holders may not be able to cancel their ADSs and withdraw the underlying ordinary shares when they owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities.

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

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, could reduce the market price of our ADSs. As of March 31, 2023, we had outstanding 184,256,359 voting and non-voting shares. The holders of 8,611,375 shares of our ordinary shares are entitled to rights with respect to the registration of their ordinary shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these ordinary shares under the Securities Act would result in the ADSs representing them becoming freely tradable without restriction, except for ADSs purchased by affiliates. In addition, our directors, executive officers and other affiliates may establish, and certain executive officers, directors and affiliates have established, programmatic selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our ADSs. Generally, sales under such plans by our executive officers and directors require public filings. Any sales of securities by these shareholders, or the perception that those sales may occur, under such programmed selling plans, could have a material adverse effect on the trading price of our ADSs. In addition, as of March 31, 2023, 22,933,973 ordinary shares reserved for issuance upon the exercise of existing options outstanding and issuance of performance-based and time-based restricted shares under our current equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

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

Under the Code, we will be a PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. holder holds our ordinary shares or ADSs, the U.S. holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements.

Based on the current and expected composition of our income and assets and the value of our assets, we believe that we were a PFIC for U.S. federal income tax purposes for our taxable year ended December 31, 2022. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. The value of our assets would also be determined differently for the purposes of this determination if we were treated as a CFC, as discussed above. As a result, there can be no assurance regarding if we currently are treated as a PFIC or may be treated as a PFIC in the future. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares or ADSs from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income, which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

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

As a UK incorporated and tax resident entity, we are subject to UK corporate taxation on tax-adjusted trading profits. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. As of December 31, 2022, we had cumulative carryforward tax losses of $633.4 million. Subject to numerous utilization criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half the ordinary shares of the Company and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017, will be limited each year to £5.0 million plus, broadly, an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

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

In the future we will continue to seek to benefit from these programs; however, the United Kingdom Government’s Autumn Statement on November 17, 2022, announced reductions in the level of credits offered under the SME Program that will take effect from April 2023, along with other changes outlined further below. Under the SME Program, we are currently in principle able to surrender some of our trading losses that arise from our qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditures. The majority of our research, clinical trials management and manufacturing development activities are currently eligible for inclusion within these tax credit cash rebate claims. The cash rebate available from April 2023 is expected to reduce to up to 18.6% of qualifying research and development expenditures, which (if we continue to qualify as a SME) would represent a significant reduction in cash receivable from the United Kingdom Government. Furthermore, we may not be able to continue to claim payable research and development tax credits in the future if we cease to qualify as a SME, based on size criteria concerning employee headcount, turnover and gross assets. There is also a cap on payable credit claims under the SME Program in excess of £20,000 by reference to, broadly, three times the total PAYE and NICs liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create, or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such an exception does not apply, this could restrict the amount of payable credit that we claim. If we cease to be eligible for the SME Program, we may be able to claim alternative credits under the RDEC Program (in addition to credits that we currently claim under that Program). The RDEC Program does not entitle us to cash rebates in the same way as the SME Program, but instead (broadly) functions as a taxable credit against United Kingdom corporation tax (although the credit may be repayable to a loss-making company in certain circumstances). The United Kingdom Government has announced an increase to the rate of the RDEC credit from 13% to 20% from April 2023 (although the RDEC Program on the whole is less advantageous than the SME Program).

Additional changes to the R&D tax relief legislation, expected to take effect from April 2023, introduce restrictions on relief that may be claimed for expenditure on sub-contracted R&D activity, broadly requiring either that workers carrying on such activity are subject to UK PAYE or, where work is undertaken outside the UK, that this must be due to geographical, environmental or social conditions not replicable in the UK. These restrictions may impact the quantum of R&D relief that we are able to claim in the future. In addition, the UK government is currently consulting on the potential replacement of the SME Program and RDEC Program with a single program, operating similarly to the RDEC Program, which may, inter alia, change the present treatment of sub-contracted R&D work and introduce different thresholds and caps on expenditure and relief. If enacted, the new program would be expected to have an effect for expenditure incurred from April 2024 onward and could have a material impact on the quantum of R&D relief that we are eligible to claim.

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

We currently have $30.1 million of principal indebtedness outstanding under our senior term facilities agreement, or the amended Credit Facility, with MidCap Financial (Ireland) Limited. Our existing indebtedness and any additional indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position.

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

Natural disasters, including earthquakes, fires, flooding, and health epidemics and pandemics, among other things, could severely disrupt our business. If a natural disaster occurs, we may be unable to use all or a significant portion of our facilities, which could make it difficult or impossible for us to continue our business or a portion of our business for a substantial period of time. A natural disaster could also damage critical infrastructure and affect our third-party contract manufacturers. Our disaster recovery and business continuity plans are currently limited and may not prove adequate in the event of a serious natural disaster or similar event. As such, we could incur substantial expenses if a natural disaster occurs, which could have a material impact on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2023, we did not have any sales of unregistered securities except as detailed on the Company's Current Report on Form 8-K, filed March 6, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Warrant (as filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2023 and incorporated herein by reference).

10.1**

Securities Purchase Agreement, dated March 6, 2023, among Orchard Therapeutics plc and the Purchasers named therein (as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2023 and incorporated herein by reference).

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

^ Indicates the exhibit is being furnished, not filed, with this report

**Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD THERAPEUTICS PLC

Date: May 15, 2023	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)