Form 10-Q
period 2023-06-30
Orchard Therapeutics plc
filed 2023-08-10
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the Registrant had 227,230,079 ordinary voting and non-voting shares, nominal value £0.10 per share, outstanding, which if all held in ADS form would be represented by 22,723,008 American Depositary Shares, each representing ten ordinary shares.

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
•
Libmeldy™ and our product candidates and the process for administering Libmeldy and our product candidates may cause serious or undesirable side effects or adverse events.
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
•
the timing, scope and likelihood of regulatory submissions, filings and approvals, including with respect to our biologics license application, or BLA, for OTL-200;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$38,273	$68,424
Marketable securities	112,468	75,326
Accounts receivable, net	9,547	8,467
Inventory	6,937	3,400
Prepaid expenses and other current assets	5,540	6,586
Research and development tax credit receivable	8,525	5,942
Total current assets	181,290	168,145
Non-current assets:
Operating lease right-of-use-assets	21,018	22,774
Property and equipment, net	7,808	8,138
Research and development tax credit receivable	2,101	—
Restricted cash	4,215	4,215
Intangible assets, net	3,474	3,560
Other assets	12,396	12,075
Total non-current assets	51,012	50,762
Total assets	$232,302	$218,907
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,950	$9,318
Accrued expenses and other current liabilities	33,786	34,437
Deferred revenue, current	752	959
Operating lease liabilities	6,600	6,424
Notes payable, current	9,429	9,429
Total current liabilities	57,517	60,567
Notes payable, long-term	18,440	22,991
Deferred revenue, net of current portion	10,819	10,315
Operating lease liabilities, net of current portion	16,044	19,246
PIPE Warrant liabilities	12,266	—
Other long-term liabilities	8,169	7,524
Total liabilities	123,255	120,643
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Ordinary shares (voting and non-voting), £0.10 par value; Most recent authority to allot up to a maximum nominal value of £33,556,809 and £13,023,851.50 of shares at June 30, 2023 and December 31, 2022, respectively; Issued and outstanding — 227,215,699 and 126,947,225 shares at June 30, 2023 and December 31, 2022, respectively.	29,456	16,419
Additional paid-in capital	991,642	956,711
Accumulated other comprehensive income	18,552	26,018
Accumulated deficit	(930,603)	(900,884)
Total shareholders’ equity	109,047	98,264
Total liabilities and shareholders’ equity	$232,302	$218,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$6,651	$3,781	$7,185	$8,840
Collaboration revenue	663	587	1,366	1,052
Total revenue	7,314	4,368	8,551	9,892
Costs and operating expenses:
Cost of product revenue	2,189	1,122	2,556	2,693
Research and development	16,695	21,965	32,688	50,199
Selling, general and administrative	10,992	13,730	22,127	27,029
Total costs and operating expenses	29,876	36,817	57,371	79,921
Loss from operations	(22,562)	(32,449)	(48,820)	(70,029)
Other income (expense):
Interest income	1,391	213	2,420	282
Interest expense	(975)	(672)	(1,932)	(1,347)
Changes in fair value of PIPE Warrant and PIPE Unit liabilities	8,206	—	12,057	—
Other income (expense), net	1,658	(18,227)	6,569	(24,279)
Total other income (expense), net	10,280	(18,686)	19,114	(25,344)
Net loss before income taxes	(12,282)	(51,135)	(29,706)	(95,373)
Income tax benefit (expense)	(25)	219	(13)	161
Net loss attributable to ordinary shareholders	$(12,307)	$(50,916)	$(29,719)	$(95,212)
Net loss per ordinary share attributable to ordinary shareholders, basic and diluted	$(0.07)	$(0.40)	$(0.18)	$(0.75)
Weighted average ordinary shares outstanding, basic and diluted	189,286,329	127,854,596	165,482,536	127,775,132
Other comprehensive income:
Foreign currency translation adjustment	(1,770)	17,450	(7,501)	23,045
Unrealized gain (loss) on marketable securities	(39)	(1)	35	(261)
Total other comprehensive income (loss)	(1,809)	17,449	(7,466)	22,784
Total comprehensive loss	$(14,116)	$(33,467)	$(37,185)	$(72,428)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

			Additional	Accumulated Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	125,674,095	$16,253	$940,675	$3,246	$(750,224)	$209,950
Share-based compensation expense	—	—	4,660	—	—	4,660
Exercise of share options	222,381	28	(29)	—	—	(1)
Vesting of restricted stock units, net of shares withheld for taxes	3,217	1	(4)	—	—	(3)
Ordinary shares issued as part of a consulting agreement	5,252	1	—	—	—	1
Foreign currency translation	—	—	—	5,595	—	5,595
Unrealized loss on available for sale debt securities	—	—	—	(260)	—	(260)
Net loss attributable to ordinary shareholders	—	—	—	—	(44,296)	(44,296)
Balance at March 31, 2022	125,904,945	$16,283	$945,302	$8,581	$(794,520)	$175,646
Share-based compensation expense	—	—	3,956	—	—	3,956
Exercise of share options	175,153	24	(23)	—	—	1
Issuance of ESPP shares	356,115	46	90	—	—	136
Foreign currency translation	—	—	—	17,450	—	17,450
Unrealized loss on available for sale debt securities	—	—	—	(1)	—	(1)
Net loss attributable to ordinary shareholders	—	—	—	—	(50,916)	(50,916)
Balance at June 30, 2022	126,436,213	16,353	949,325	26,030	(845,436)	146,272

			Additional	Accumulated Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2022	126,947,225	$16,419	$956,711	$26,018	$(900,884)	$98,264
Share-based compensation expense	—	—	3,512	—	—	3,512
Exercise of share options	332,209	43	(2)	—	—	41
Vesting of restricted stock units, net of shares withheld for taxes	310,025	40	(206)	—	—	(166)
Sale of voting and non-voting ordinary shares, net of allocated issuance costs of $889	56,666,900	7,369	15,704	—	—	23,073
Foreign currency translation	—	—	—	(5,731)	—	(5,731)
Unrealized loss on available for sale debt securities	—	—	—	74	—	74
Net loss attributable to ordinary shareholders	—	—	—	—	(17,412)	(17,412)
Balance at March 31, 2023	184,256,359	$23,871	$975,719	$20,361	$(918,296)	$101,655
Share-based compensation expense	—	—	2,578	—	—	2,578
Issuance of ESPP shares	455,550	59	110	—	—	169
Vesting of restricted stock units, net of shares withheld for taxes	3,790	1	(1)	—	—	-
Sale of voting and non-voting ordinary shares, net of allocated issuance costs of $953	42,500,000	5,525	13,236	—	—	18,761
Foreign currency translation	—	—	—	(1,770)	—	(1,770)
Unrealized loss on available for sale debt securities	—	—	—	(39)	—	(39)
Net loss attributable to ordinary shareholders	—	—	—	—	(12,307)	(12,307)
Balance at June 30, 2023	227,215,699	29,456	991,642	18,552	(930,603)	109,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss attributable to ordinary shareholders	$(29,719)	$(95,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,298	1,366
Share-based compensation	6,090	8,616
Non-cash interest expense	182	186
Amortization of provision on loss contract	—	(276)
Amortization of premium on marketable securities	(1,553)	189
Deferred income taxes	448	—
Change in fair value of warrant and tranche obligation liabilities	(12,057)	—
Unrealized foreign currency and other non-cash adjustments	(9,767)	25,092
Changes in operating assets and liabilities:
Accounts receivable	(693)	(2,997)
Inventory	(3,316)	(114)
Research and development tax credit receivable	(4,371)	13,289
Prepaid expenses, other current assets and other assets	439	883
Operating leases, right-of-use assets	2,234	2,777
Accounts payable, accrued expenses and other liabilities	(2,897)	4,251
Deferred revenue	(193)	(138)
Operating lease liabilities	(3,466)	(3,887)
Net cash used in operating activities	(57,341)	(45,975)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	79,000	97,214
Purchases of marketable securities	(114,556)	(50,891)
Purchases of property and equipment	(483)	(1,572)
Net cash provided by (used in) investing activities	(36,039)	44,751
Cash flows from financing activities:
Proceeds from employee equity plans, net of taxes withheld	210	137
Payment of taxes on restricted stock vesting	(166)	—
Proceeds from the issuance of units in private placement	68,000	—
Payment of placement agent fees and offering costs in connection with private placement	(889)	—
Repayment of notes payable	(4,714)	—
Net cash provided by financing activities	62,441	137
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	788	(1,355)
Net decrease in cash, cash equivalents and restricted cash	(30,151)	(2,442)
Cash, cash equivalents, and restricted cash, beginning of period	72,639	60,178
Cash, cash equivalents, and restricted cash, end of period	$42,488	$57,736
Supplemental disclosure of non-cash activities:
Private placement offering costs in accounts payable and accrued expenses	$954	$—
Property and equipment in accounts payable and accrued expenses	$—	$1,046
Supplemental disclosure of cash flow information:
Lease assets obtained in exchange for new operating lease liabilities	$—	$4,912
Non-cash adjustments to operating lease right-of-use assets and liabilities	$—	$530
Cash paid for interest	$1,593	$1,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company is a public limited company incorporated pursuant to the laws of England and Wales. The Company has American Depositary Shares (“ADSs”) registered with the U.S. Securities and Exchange Commission (the “SEC”). The ADSs were listed on the Nasdaq Global Select Market on October 31, 2018, and were transferred to the Nasdaq Capital Market on September 13, 2022. The Company’s ADSs each represent ten ordinary shares of the Company. Each holder of ordinary shares is entitled to one vote per ordinary share and to receive dividends when and if such dividends are recommended by the board of directors and declared by the shareholders. The Company did not declare any dividends in 2023 or 2022. Share information presented in these unaudited condensed consolidated financial statements are presented on an ordinary share basis and not on an ADS converted basis unless otherwise indicated.

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

On March 6, 2023, the Company entered into a Securities Purchase Agreement (“SPA” or “PIPE”) pursuant to which the Company agreed to sell ordinary shares, non-voting ordinary shares, and warrants to purchase ordinary shares or non-voting ordinary shares in an unregistered offering (the "2023 Private Placement"). The 2023 Private Placement consists of two closings. On March 10, 2023, the Company completed the first closing and issued and sold (i) 56,666,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share and (ii) warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares, at a purchase price of $6.00 per unit, where each unit consists of ten shares and an accompanying warrant to purchase eleven shares. The initial closing of the 2023 Private Placement resulted in gross proceeds of $34.0 million.

On June 22, 2023, the Company completed the second closing of the 2023 Private Placement and sold (i) 42,500,00 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share and (ii) warrants to purchase an aggregate of 46,750,000 ordinary shares or non-voting ordinary shares, at a purchase price of $8.00 per unit, where each unit consists of ten shares and an accompanying warrant to purchase eleven shares. The second closing of the 2023 Private Placement resulted in gross proceeds of $34.0 million. Refer to Note 12 for further discussion of the 2023 Private Placement.

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

Through June 30, 2023, the Company funded its operations primarily with proceeds from the sale of equity securities, including ADSs in the Company’s initial public offering (“IPO”) and follow-on offering, ordinary shares in the private placements, and convertible preferred shares. The Company has also financed its operations through proceeds from the Company’s senior term facilities agreement with MidCap Financial (Ireland) Limited, research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from the Company’s collaboration agreement and share purchase agreement with Pharming Group N.V., proceeds from the sales of the Company's Libmeldy product, and reimbursements associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities on hand as of June 30, 2023, of $150.7 million, together with expected proceeds from sales of Libmeldy, will be sufficient to fund its operations, capital expenditures and debt service payments for at least twelve months from the date of filing of this Form 10-Q. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2023 (the “Annual Report”). Since the date of those financial statements there have been no material changes to the Company's significant accounting policies other than those discussed below.

Basis of presentation

These condensed consolidated financial statements of the Company are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”), of the Financial Accounting Standards Board (“FASB”).

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by GAAP.

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

Amounts reported are presented in thousands, except percentages, per share amounts or as otherwise noted. As a result, certain totals may not sum due to rounding.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, share-based compensation, collaboration agreement milestones, variable consideration in revenue recognition, operating lease assets and liabilities, valuation of PIPE Warrants and PIPE Units, and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar, Pounds sterling, and Euro exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction losses of $7.5 million for the six months ended June 30, 2023, and realized and unrealized foreign currency transaction losses of $24.3 million for the six months ended June 30, 2022, which is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Accounts receivable

Accounts receivable arise from product revenue and amounts due from the Company's collaboration partners and have payment terms that generally require payment within 30 to 90 days. For some Libmeldy customers, our payment terms can range from 30 days to under one year. The amount from product revenue represents amounts due from distributors in Europe, which are recorded net of reserves for trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the three and six months ended June 30, 2023, the Company did not record any expected credit losses related to outstanding accounts receivable.

Restricted cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheets. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account, as of June 30, 2023, and December 31, 2022. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at June 30, 2023 and December 31, 2022.

Cash, cash equivalents, and restricted cash were comprised of the following (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$38,273	$68,424
Restricted cash	4,215	4,215
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$42,488	$72,639

Recently adopted accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and issued two subsequent amendments: ASU 2021-01, issued in January 2021, refines the scope of ASU and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform activities and ASU 2022-06, issued in December 2022, which extends the effective period of the ASU through December 31, 2023 (collectively, including ASU 2020-04, “ASC 848”). ASC 848 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASC 848 is effective for all entities as of March 12, 2020, through December 31, 2024, at which time transition is expected to be complete. The Company adopted this standard as of January 1, 2023. The application of this ASU did not have a material impact on the Company's financial position, results of operations, or cash flows.

3. Fair value measurements and marketable securities

Fair value measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2023, and December 31, 2022, and indicate hierarchy of valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$3,305	$—	$—	$3,305
U.S. treasuries	—	1,995	—	1,995
Commercial paper	—	6,989	—	6,989
Total cash equivalents	$3,305	$8,984	$—	$12,289
Marketable securities
U.S. government securities	$—	$12,326	$—	$12,326
U.S. treasuries	—	14,277	—	14,277
Corporate bonds	—	16,118	—	16,118
Commercial paper	—	69,747	—	69,747
Total marketable securities	$—	$112,468	$—	$112,468
Total Assets	$3,305	$121,452	$—	$124,757

Liabilities
PIPE Warrant liability	$—	$—	$12,266	$12,266
Total Liabilities	$—	$—	$12,266	$12,266

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$1,239	$—	$—	$1,239
U.S. treasuries	—	6,600	—	6,600
U.S. government securities	—	5,200	—	5,200
Commercial paper	—	14,122	—	14,122
Total cash equivalents	$1,239	$25,922	$—	$27,161
Marketable securities
U.S. government securities	$—	$1,984	$—	$1,984
Corporate bonds	—	25,475	—	25,475
Commercial paper	—	47,867	—	47,867
Total marketable securities	$—	$75,326	$—	$75,326
Total Assets	$1,239	$101,248	$—	$102,487

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

The PIPE Warrants (as defined in Note 12) and PIPE Units (as defined in Note 12) associated with the 2023 Private Placement did not meet the criteria for equity classification, and are therefore accounted for as liabilities at fair value. Refer to Note 12 for the accounting analysis of the PIPE Warrants and PIPE Units. The fair values of the PIPE Warrants and PIPE Units are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

The fair value of the PIPE Warrants, inclusive of the warrants to be issued in the Second Closing and the warrants ultimately issued in the Second Closing, was estimated using the Black-Scholes option pricing model, which was then adjusted by the weighted probability of the timing of the anticipated achievement of FDA marketing approval for the sale of Libmeldy in the United States and further adjusted by the probability of the occurrence of achievement of FDA marketing approval for the sale of Libmeldy in the United States.

The fair value of the PIPE Units prior to the second closing of the 2023 Private Placement was estimated as the residual of the fair value of the share and warrant units to be sold in the second closing minus the second closing sales price of the share and warrant units to be sold. To calculate the fair value of the shares to be sold in the second closing, the Company utilized the stock price of its ADSs as of the valuation date and discounted it using a discount for lack of marketability ("DLOM").

The second closing was completed in June 2023, upon which, the Company recorded a final fair value adjustment and derecognized the value ascribed to the PIPE Units instrument. The fair value of the PIPE Units at the time of the second closing was calculated by estimating the fair value of the PIPE Warrants and the unregistered shares issued in the second closing. To calculate the fair value of the shares issued in the second closing, the Company utilized the stock price of its ADSs as of the valuation date and discounted it using a DLOM relating to the unregistered status of the shares.

The significant unobservable inputs used in the valuation models during the three months ended June 30, 2023, to measure the fair value of the PIPE Warrants and PIPE Units are as follows:

	PIPE Unit Liability		PIPE Warrant Liability
Valuation date	June 22, 2023		June 30, 2023
Expected warrant exercise date	July 30, 2024	April 30, 2025	July 30, 2024	April 30, 2025
Black-Scholes inputs
Anticipated common stock price (at exercise date)	$10.40	$10.07	$10.39	$10.07
Expected term (in years)	1.11	1.86	1.08	1.84
Expected volatility	75.0%	74.8%	75.6%	74.5%

Other significant unobservable inputs
Implied probabilities of occurrence of Second Closing and FDA Approval	30.5%		34.6%
Discount for lack of marketability	5.0%		0%

The following table provides a rollforward of the aggregate fair values of the Company’s PIPE Warrant liability and PIPE Unit liability, for which fair values are determined using Level 3 inputs (in thousands):

	PIPE Warrant Liability	PIPE Unit Liability
Balance at December 31, 2022	$—	$—
Issuances during period	11,098	25
Change in fair value	1,168	(9,668)
Settlement of PIPE Unit liability upon Second Closing	—	9,643
Balance at June 30, 2023	$12,266	$-

Marketable securities

The following tables summarize the amortized cost and fair value of the Company's available-for-sale marketable debt securities (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$12,338	$1	$(13)	$—	$12,326
U.S. treasuries	16,280	—	(8)	—	$16,272
Corporate bonds	16,232	—	(114)	—	16,118
Commercial paper	76,801	—	(65)	—	76,736
Total	$121,651	$1	$(200)	$—	$121,452

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$7,188	$1	$(6)	$—	$7,183
U.S. treasuries	6,599	1	—	—	$6,600
Corporate bonds	25,656	—	(180)	—	$25,476
Commercial paper	62,038	3	(52)	—	61,989
Total	$101,481	$5	$(238)	$—	$101,248

All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of June 30, 2023.

There were no realized gains or losses recognized on investments for the three or six months ended June 30, 2023.

The following table summarizes the Company’s debt securities by contractual maturity, as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Maturities in one year or less	$117,460	$98,277
Maturities between one and three years	3,992	2,971
Total	$121,452	$101,248

4. Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$6,712	$3,193
Work in process	225	207
Total inventory	$6,937	$3,400

The Company currently has $4.8 million of inventory capitalized related to Libmeldy in Europe that is currently in the process of regulatory review.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid external research and development expenses	$378	$881
Other prepayments	2,998	1,817
VAT receivable	712	1,077
Non-trade receivables	419	1,851
Rent deposits	1,033	960
Total prepaid expenses and other current assets	$5,540	$6,586

6. Research and development tax credit receivable

The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the periods (amounts in thousands):

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Balance at beginning of period	$6,844	$16,649	$5,942	$30,723
Recognition of credit claims as offset to research and development expense	3,602	1,764	4,371	5,101
Receipt of credit claims	—	(1,916)	-	(18,390)
Foreign currency translation	180	(1,321)	313	(2,258)
Balance at end of period	$10,626	$15,176	$10,626	$15,176

The Company's tax incentive receivable from the UK government was approximately $10.6 million as of the June 30, 2023. During the three months ended June 30, 2023, the Company recorded $2.3 million of additional tax credits related to a change in estimate associated with its U.K. research and development tax credit receivable claim for fiscal year 2022 ($8.5 million) and estimate of its 2023 claim through June 30, 2023 ($2.1 million). The change in estimate was based on the results of a tax credit analysis associated with the

Company’s qualified projects and research and development expenditures completed during the quarter to finalize the 2022 U.K. tax return. This amount was recorded as an offset to research and development expense.

7. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	As of June 30, 2023
	Cost	Accumulated Amortization	Net
License milestones	$4,168	$(694)	$3,474
Total	$4,168	$(694)	$3,474

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
License milestones	$4,069	$(509)	$3,560
Total	$4,069	$(509)	$3,560

License intangibles consist of capitalized milestone payments made upon receiving regulatory approval of Libmeldy in the EU. The license intangibles are being amortized on a straight-line basis over the remaining useful life of the related patents of approximately twelve years. For the three and six months ended June 30, 2023, amortization of intangible assets totaled $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2022, amortization of intangible assets totaled $0.1 million and $0.2 million, respectively. The effect of foreign currency translation on the net carrying value of intangible assets for the three and six months ended June 30, 2023, was $0.1 million. The effect of foreign currency translation on the net carrying value of intangible assets for each of the three and six months ended June 30, 2022, was $0.2 million. The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of June 30, 2023
2023 (remaining six months)	$171
2024	342
2025	342
2026	342
2027	342
Thereafter	1,935
Total	$3,474

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued external research and development expenses	$10,985	$11,230
Accrued payroll and related expenses	9,132	12,312
Accrued professional fees	2,588	2,263
Accrued other	3,459	2,647
Accrued governmental rebates	4,005	2,300
Strimvelis liability - current portion	3,617	3,685
Total accrued expenses and other current liabilities	$33,786	$34,437

9. Notes payable

In May 2019, the Company entered into a senior term facilities agreement, which was amended in April 2020 (the “Original Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), as agent, and additional lenders from time to time (together with MidCap Financial, the “Lenders”), to borrow up to $75.0 million in term loans.

In May 2021, the Company amended and restated the Original Credit Facility (the “Amended Credit Facility”). Under the Amended Credit Facility, the Lenders agreed to make term loans available to the Company in the aggregate amount of $100.0 million, including increasing the principal on the initial term loan to $33.0 million, from $25.0 million. In January 2023, the Company amended and restated the credit facility to change the reference rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). As of June 30, 2023, the Company has borrowed $33.0 million under the Amended Credit Facility.

In March 2023, the Company notified MidCap Financial of its voluntary cancellation of each Lender's remaining commitments under the Amended Credit Facility. As a result of this notice, the Company can no longer draw on the remaining $67.0 million that was available on the Amended Credit Facility. Additionally, MidCap agreed to waive certain restrictive covenants of the Amended Credit Facility, specifically related to restrictions on the Company's ability to dispose of intellectual property related to deprioritized products.

The Company's borrowings under the Amended Credit Facility bear interest at an annual rate equal to 5.95% plus SOFR plus a 0.10% annual increase to the annual rate. The Company was required to make interest only payments on the term loan for 18 months following the date of the Amended Credit Facility. The term loan under the Amended Credit Facility began amortizing on the 18-month anniversary of the Amended Credit Facility (December 2022), with the Company commencing equal monthly payments of principal plus interest to the Lenders to be made in consecutive monthly installments until the loan maturity date in May 2026. In addition, a final payment of 3.5% is due on the loan maturity date. The Company is accruing the final payment amount of $1.2 million associated with the Amended Credit Facility, to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the loan maturity date.

The Amended Credit Facility includes affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets, changing the nature of the business and undergoing a change in control, subject to certain exceptions.

Notes payable consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Notes payable, net of issuance costs	$27,297	$31,970
Less: current portion	(9,429)	(9,429)
Notes payable, net of current portion	17,868	22,541
Accretion related to final payment	572	450
Notes payable, long term	$18,440	$22,991

As of June 30, 2023, the estimated future principal payments due are as follows (in thousands):

Aggregate Minimum Payments
2023 (remaining six months)	$4,714
2024	9,429
2025	9,429
2026	5,084
Total	28,656
Less current portion	(9,429)
Less unamortized portion of final payment	(584)
Less unamortized debt issuance costs	(203)
Notes payable, long term	$18,440

During the three months ended June 30, 2023 and 2022, the Company recognized $0.9 million and $0.7 million of interest expense related to the term loan, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $1.9 million and $1.3 million of interest expense related to the term loan, respectively. The effective annual interest rate as of June 30, 2023, was approximately 12.38%.

10. Shareholders’ equity

The Company’s ordinary shares are divided into two classes: (i) Ordinary Shares and (ii) Non-Voting Ordinary Shares. The Non-Voting Ordinary Shares have the same rights and restrictions, shall be subject to the same obligations and liabilities, and shall otherwise rank pari passu in all respects with the Ordinary Shares except as set out below:

•
a holder of Non-Voting Ordinary Shares shall, in relation to the Non-Voting Ordinary Shares held by such holder, have no right to receive notice of, or to attend or vote at, any general meeting of shareholders (save in relation to a variation of class rights of the Ordinary Shares); and
•
the Non-Voting Ordinary Shares shall be non-transferable.

A holder of the Non-Voting Ordinary Shares may elect to have some or all of such holder’s Non-Voting Ordinary Shares redesignated as Ordinary Shares by providing a written notice in a form reasonably acceptable to the Company, specifying the number of Non-Voting Ordinary Shares it wishes to have redesignated as Ordinary Shares. Upon the redesignation of the Non-Voting Ordinary Shares to Ordinary Shares, such Ordinary Shares shall rank pari passu with the other Ordinary Shares of the Company in all respects. The holders of Non-Voting Shares are subject to certain ownership restrictions as described in the Securities Purchase Agreement, dated March 6, 2023 (the "Purchase Agreement"), including that no purchaser of Non-Voting Ordinary Shares may redesignate such shares if the holder would own in excess of 19.99% of the number of Ordinary Shares (including Ordinary Shares that may be represented by ADSs) outstanding immediately after giving effect to such redesignation.

At the Company's Annual General Meeting of Shareholders in June 2023, the Company received authority to allot (1) up to a maximum nominal value of £15,158,359 to any new shares (including both Ordinary Shares and Non-Voting Ordinary Shares) pursuant to the Purchase Agreement (the "PIPE Authority") and (2) up to a maximum nominal value of £18,398,450 to any new shares (including both Ordinary Shares and Non-Voting Ordinary Shares) (the "General Authority"). The General Authority was in addition to the previous authority granted to the Board of Directors on June 16, 2021 to grant shares up to a maximum aggregate nominal amount of £13,023,851.50, of which approximately £5,526,095.70 remains (the "2021 Authority"). As of June 30, 2023, the Company had 41,613,400 Ordinary Non-Voting shares issued and outstanding and had 185,602,299 Ordinary Shares issued and outstanding. As of June 30, 2023, the Company has a remaining nominal value of £10,908,359 it can issue in new shares under the PIPE Authority and £23,924,545.70 it can issue in any new shares under the General Authority.

Holders of Ordinary Shares may convert such shares to ADSs. The ADSs are listed on The Nasdaq Capital Market, and each ADS represents ten Ordinary Shares.

We also have in issue one deferred share with a nominal value of £4.89687.

To date, the Company has not declared any dividends. Under English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, the Company must have distributable profits before declaring and paying a dividend.

11. Share-based compensation

The Company maintains four equity compensation plans: the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors has determined it will not make any further awards under the 2016 plan. As of June 30, 2023, there were 12,421,580 ordinary shares available for grant under the 2018 Plan, 730,500 ordinary shares available for grant under the Inducement Plan, and 1,460,590 ordinary shares available for grant under the ESPP.

The number of options and restricted stock units, the weighted average grant date fair value per stock option and per share, and the weighted average exercise price in the tables below are all shown below on a per ordinary share basis. The Company’s ADSs that are listed on the NASDAQ Capital Market each represent ten ordinary shares.

Share option activity

The following table summarizes option activity for ordinary shares under the plans for the six months ended June 30, 2023:

	Shares	Weighted Average Exercise Price per Ordinary Share
Outstanding at December 31, 2022	16,424,167	$1.56
Granted	5,085,330	0.49
Exercised	(332,180)	0.12
Forfeited	(795,167)	4.27
Outstanding at June 30, 2023	20,382,150	$1.21
Vested and expected to vest at June 30, 2023	20,382,150	$1.21
Exercisable at June 30, 2023	10,452,810	$1.82

The total intrinsic value of options exercised was $0.1 million for the three and six months ended June 30, 2023. The weighted-average grant date fair value of ordinary share options granted during the six months ended June 30, 2023 and 2022, was $2.81 and $0.32 per ordinary share, respectively. As of June 30, 2023, total unrecognized compensation cost related to options was $10.4 million. This amount is expected to be recognized over a weighted average period of 2.59 years.

Restricted share units

Performance-based restricted share units

In April 2020, the Company granted 195,000 performance-based restricted share units (“RSUs”) with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D. Dr. Gaspar earns one-third of the award for each of the first three to occur of four milestones (65,000 RSUs are earned for each achieved milestone). The milestones relate to specific clinical and regulatory goals which have to be achieved before December 31, 2023 in order for the underlying RSUs to be eligible to vest. Vesting for any earned shares occurs on January 2, 2024, so long as Dr. Gaspar remains continuously employed with the Company through that date. The Company determined that two of the milestones were probable of being achieved and recognized stock-compensation expense of $0.1 million and $0.8 million for the three and six months ended June 30, 2023.

Time-based restricted share units

Time-based restricted share units generally vest in equal annual installments over a three-year period.

Restricted share unit activity

The following table summarizes award activity for the six months ended June 30, 2023:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2022	195,000	1,868,876	2,063,876	$0.55
Granted	—	1,700,200	1,700,200	0.46
Vested	—	(609,170)	(609,170)	0.52
Forfeited	—	(152,806)	(152,806)	0.46
Unvested at June 30, 2023	195,000	2,807,100	3,002,100	$0.51

As of June 30, 2023, total unrecognized compensation cost related to time-based RSUs was $1.1 million. This amount is expected to be recognized over a weighted average period of 2.11 years. As of June 30, 2023, the total unrecognized compensation cost related to performance-based RSUs for which vesting was deemed probable was $0.1 million, which is expected to be recognized over a period of 0.5 years. As of June 30, 2023, the total unrecognized compensation cost related to performance-based RSUs for which vesting was deemed not probable was $0.5 million, the timing of recognition will be dependent upon achievement of remaining milestones.

Share-based compensation expense

Share-based compensation expense related to share options, restricted share unit awards, and the employee stock purchase plan was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Research and development	$1,025	$1,744	$2,261	$3,706
Selling, general and administrative	1,553	2,212	3,829	4,910
Total	$2,578	$3,956	$6,090	$8,616

Total share-based compensation by award type was as follows (in thousands):

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Share options	$2,253	$3,774	$4,808	$8,282
Restricted share units	325	182	1,282	334
Total	$2,578	$3,956	$6,090	$8,616

12. Private placement transaction

On March 6, 2023, the Company entered into the SPA with several investors, pursuant to which the Company agreed to sell, in an unregistered offering (the “2023 Private Placement”), up to an aggregate of (i) 99,166,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share (collectively, the “Shares”) and (ii) warrants to purchase an aggregate of 109,083,590 Shares. The 2023 Private Placement consisted of two closings, referred to herein as the "First Closing" and "Second Closing". At each closing, the Shares were sold in fixed combinations with the warrants as units, with each unit consisting of 10 Shares and 1 accompanying warrant to purchase 11 shares. The warrants are contingently exercisable for 30 days following (i) the Company’s public announcement of its receipt of marketing approval of its biologics license application (“BLA”) submitted to the FDA with respect to OTL-200 (the “Vesting Event”) and (ii) receipt of shareholder approval to increase the number of authorized shares. Each warrant will have an exercise price equal to $1.10 per share in the event the Vesting Event occurs on or prior to December 31, 2024, and $0.95 per share in the event the Vesting Event occurs after December 31, 2024. The warrants will expire at the conclusion of the 30-day exercise period or on March 10, 2026, whichever is earlier. Each warrant holder has the option, in their sole discretion, to exercise the warrants for either ordinary shares or non-voting ordinary shares.

On March 10, 2023, the Company completed the First Closing and issued and sold (i) 40,053,500 ordinary shares, (ii) 16,613,400 non-voting ordinary shares, and (iii) warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares, at a purchase price of $6.00 per unit, generating gross proceeds of $34.0 million, before deducting offering expenses of $0.9 million payable by the Company.

On June 22, 2023, the Company completed the Second Closing and issued and sold (i) 13,408,074 ordinary shares, (ii) 29,091,926 non-voting ordinary shares, and (iii) warrants to purchase an aggregate of 46,750,000 ordinary shares or non-voting ordinary shares, at a purchase price of $8.00 per unit (collectively, the “PIPE Units”). The Second Closing was contingent upon (x) the Company’s announcement of its intention to file a BLA submission following receipt of the minutes from the U.S. Food and Drug Administration (“FDA”) in connection with the Company’s pre-BLA meeting for OTL-200, provided such minutes do not expressly advise the Company not to proceed with a BLA submission, and (y) shareholder approval to increase the number of authorized shares.

The Company generated gross proceeds of $34 million from the Second Closing before deducting offering expenses of $1.2 million payable by the Company. The warrants issued in the First closing and the Second Closing of the 2023 Private Placement are referred to collectively herein as the “PIPE Warrants”.

Accounting Analysis

Upon execution of the SPA on March 6, 2023, the Company determined that each of the instruments to be issued in the First Closing and Second Closing did not meet the criteria for equity classification as they were not considered indexed to the Company’s stock. The Company recorded these instruments at a fair value of $34.0 million, which was comprised of $27.5 million, $6.4 million, and $0.02 million allocated to the Shares, PIPE Warrants, and PIPE Units, respectively. The Company incurred issuance costs of $0.5 million in connection with executing the SPA, which were expensed upon execution within other income (expense) on the unaudited condensed consolidated statements of operations and comprehensive loss.

Upon the First Closing on March 10, 2023, the Company determined that the ordinary shares met the criteria for equity classification. The PIPE Warrants issued in the First Closing and the PIPE Units that were issued in the Second Closing did not meet the criteria for equity classification due to the lack of sufficient authorized and unissued shares and the price adjustment feature depending on the timing of the occurrence of a Vesting Event. The Company reclassified the ordinary shares to equity and recorded a mark-to-market adjustment of a $3.6 million gain, which represents the change in fair value of the ordinary shares between March 6, 2023, and March 10, 2023. As a result of the First Closing, the Company recorded $24.0 million to equity. The Company incurred issuance costs of $1.1 million which were contingent on the closing of the SPA. These issuance costs were allocated between the ordinary shares, PIPE Warrants, and PIPE Units, on a relative fair value basis. Issuance costs of $0.9 million allocated to the ordinary shares were recognized as a discount to the ordinary shares recorded in permanent equity. Issuance costs of $0.2 million allocated to the PIPE Warrants and PIPE Units were expensed within other income (expense) on the unaudited condensed consolidated statement of operations and comprehensive loss.

Upon the Second Closing on June 22, 2023, the PIPE Units were settled. The Company recognized a final fair value adjustment to the PIPE Units immediately prior to the Second Closing. The fair value adjustment was a $9.7 million gain. Upon issuance of the shares and warrants under the Second Closing, the Company recorded $19.7 million to equity, recorded $4.6 million to the PIPE Warrants liability, and derecognized the PIPE Units asset of $9.6 million. The Company incurred issuance costs of $1.2 million. These issuance costs were allocated between the ordinary shares and the PIPE Warrants on a relative fair value basis. Issuance costs of $1.0 million allocated to the ordinary shares were recognized as a discount to the ordinary shares recorded in permanent equity. Issuance costs of $0.2 million allocated to the PIPE Warrants were expensed within other income (expense) on the unaudited condensed consolidated statement of operations and comprehensive loss.

The PIPE Warrants are classified within non-current liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2023, and will be adjusted to fair value at each subsequent balance sheet date until the warrants are reclassified to equity or settled. Changes in the fair value of the PIPE Warrants are recognized as a component of other income (expense) in the unaudited condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2023, the Company recognized changes in fair value resulting in a loss of $1.4 million and $1.2 million, respectively, related to the PIPE Warrants. As of June 30, 2023, warrants to purchase an aggregate of 109,083,590 ordinary shares or non-voting ordinary shares were issued and outstanding, and none were exercisable.

The PIPE Units are no longer outstanding as of June 30, 2023. Changes in the fair value of the PIPE Units were recognized as a component of other income (expense), net in the unaudited condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2023, the Company recognized changes in fair value resulting in a gain of $9.7 million and $9.6 million, respectively, related to the PIPE Units.

13. Restructuring charges

On March 30, 2022, the Company announced its commitment to focus on severe neurometabolic diseases and early research programs, and to discontinue its investment in and seek strategic alternatives for the Company’s programs in rare primary immune deficiencies, including OTL-103 for treatment of Wiskott Aldrich syndrome (“WAS”), OTL-102 for treatment of X-linked chronic granulomatous disease (“X-CGD”), and Strimvelis for adenosine deaminase severe combined immunodeficiency (“ADA-SCID”). The Company recognized a one-time charge in the first six months of 2022 of approximately $1.9 million, which relates to employee-related termination costs. For the six months ended June 30, 2022, approximately $1.6 million and $0.4 million is recognized in research and development expenses and selling, general, and administrative expenses, respectively, on the Company's unaudited condensed consolidated statements of operations and comprehensive loss. The restructuring charge was included in accrued expenses and other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

Activity for the six months ended June 30, 2022, is summarized as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Balance at beginning of period	$2,481	$6
Charged to expense	-	2,481
Non-cash adjustments and foreign currency translation	(554)	(554)
Payments made	(1,089)	(1,095)
Balance at end of period	$838	$838

There was no restructuring activity in the six months ended June 30, 2023.

14. Product revenue, net

The following table presents the Company's net revenue by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Libmeldy	$6,651	$3,145	$7,185	$8,204
Strimvelis	—	636	—	636
Total	$6,651	$3,781	$7,185	$8,840

Activity in each of the product revenue allowance and reserve categories for Libmeldy is summarized as follows (in thousands):

	Trade discounts and allowances	Government rebates	Total
Balance as of December 31, 2022	$4,390	$2,300	$6,690
Provision Related to sales in the current year	3,950	1,655	5,605
Credits and payments made during the period	(7,344)	—	(7,344)
Foreign currency translation	—	50	50
Balance as of June 30, 2023	$996	$4,005	$5,001

The total reserves described above are summarized as components of the Company's condensed consolidated balance sheets as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Reduction of accounts receivable, net	$996	$4,390
Component of accrued expenses and other current liabilities	4,005	2,300
Total revenue-related reserves	$5,001	$6,690

15. Collaboration revenue

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

The Company received an upfront payment of $10.0 million in cash from Pharming and will receive cost reimbursements for ongoing research, development, and manufacturing services to be provided under the Collaboration Agreement. The Company is also eligible to receive up to $189.5 million in development, regulatory and sales milestones as well as mid-single to low double-digit percentage royalty payments on future worldwide sales.

The Company also entered into a Share Purchase Agreement with Pharming on July 1, 2021 (the “Pharming SPA”), pursuant to which the Company issued 1,227,738 ordinary shares to Pharming for total consideration of $7.5 million. The consideration is payment for the fair value of ordinary shares with a fair value of $4.1 million plus a $3.4 million premium on the fair value of the Company’s ordinary shares. The “Collaboration Agreement” and the “Pharming SPA” are referred to together as the “Pharming Agreements.”

Accounting Analysis

At the commencement of the arrangement, two units of accounting were identified, which include: 1) the issuance of 1,227,738 of the Company’s ordinary shares as part of the Pharming SPA and 2) the license and collaboration agreement, which conveys the license and provides for the Company to provide research, development, manufacturing services for OTL-105. The Pharming Agreements were entered into concurrently as part of a single commercial objective and the Company considers them a single arrangement for accounting purposes. The total upfront payments of $17.5 million are comprised of $4.1 million attributed to the equity sold to Pharming and $13.4 million attributed to the Collaboration Agreement.

The Company accounts for the Collaboration Agreement component within the scope of ASC Topic 606, Revenue from Contracts with Customers. The Company has concluded that the conveyance of the license for the HAE program and the provision of research, development, and manufacturing services for the HAE program represent a series of distinct services that are accounted for as a single performance obligation within the Collaboration Agreement.

The Company determined that the transaction price includes: the $13.4 million attributed to the Collaboration Agreement and the variable consideration for estimated reimbursement payments at agreed upon contractual rates to be received from Pharming for the Company’s on-going research, development, and manufacturing services. There is uncertainty as to whether the future milestone payments will ultimately be achieved. Accordingly, the Company has fully constrained the variable consideration associated with the milestones. The royalty payments were also excluded from the transaction price as the Company is not required to estimate variable consideration for the royalty payments. The Company re-evaluates the transaction price as of the end of each reporting period.

The Company recognizes revenue associated with the performance obligation as the research, development, and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The transfer of control to the customer occurs over the time period that the research, development and manufacturing services are provided by the Company.

For the three and six months ended June 30, 2023, the Company recognized collaboration revenue under the Collaboration Agreement of $0.7 million and $1.4 million, respectively. For the three and six months ended June 30, 2022, the Company recognized collaboration revenue under the Collaboration Agreement of $0.6 million and $1.1 million, respectively. As of June 30, 2023 there is $0.8 million and $10.8 million of current and long-term deferred revenue, respectively, related to the Collaboration Agreement.

16. Income taxes

The Company recorded an income tax expense of $13 thousand and an income tax benefit of $161 thousand for the six months ended June 30, 2023 and 2022, respectively. The Company recorded income tax expense of $25 thousand and a benefit of $219 thousand for the three months ended June 30, 2023 and 2022, respectively. The Company records no income tax benefits for the net operating losses incurred in each period in the U.K. due to the uncertainty regarding the realizability of the deferred tax asset. The Company's income tax relates to its subsidiaries in Europe and the U.S. The Company's income tax computed at its effective income tax rate for the three and six months ended June 30, 2023 differed from income taxes computed at the U.K. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, U.S. tax credits, and share-based compensation. The Company's income tax computed at its effective income tax rate for the three and six months ended June 30, 2022 differed from income taxes computed at the U.K.

statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, U.S. tax credits, share-based compensation, and provision to return adjustments.

17. Commitments and contingencies

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Manufacturing and technology development master agreement with AGC Biologics

The Company is party to an Agreement with AGC Biologic S.p.A (“AGC”) pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of June 30, 2023 (amounts in thousands):

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive transduction suites	Total AGC Commitment
2023 (remaining six months)	$976	$3,236	$—	$4,212
2024	1,952	6,472	2,169	10,593
2025	976	3,236	1,085	5,297
Total manufacturing commitments	$3,904	$12,944	$3,254	$20,102

Tabular disclosure above has been translated to U.S. Dollar, from Euro, using the period end exchange rate of €1.00 to $1.08.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of June 30, 2023.

18. Net loss per ordinary share

The Company is in a loss position for all periods presented. As such, the basic net loss per ordinary share is the same as the diluted net loss per ordinary share as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive.

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were excluded from the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	June 30,
	2023	2022
Share options	17,034,942	13,894,428
Unvested restricted share units	3,191,423	500,989
Ordinary shares to be issued upon exercise of warrants (1)	109,083,590	—
	129,309,955	14,395,417

(1) The warrants included in the table are exercisable subject to future contingencies (See Note 12)

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

Business overview

Orchard Therapeutics is a global gene therapy company dedicated to ending the devastation caused by genetic and other severe diseases. We aim to do this by discovering, developing and commercializing new treatments using the curative potential of hematopoietic stem cell (“HSC”) gene therapy. Our ex vivo autologous HSC gene therapy approach harnesses the power of genetically modified blood stem cells and seeks to correct the underlying cause of disease in a single administration. We have one of the most advanced gene therapy pipelines in the industry spanning multiple therapeutic areas where the disease burden on children, families and caregivers is immense and current treatment options are limited or do not exist.

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, commercializing Libmeldy in Europe, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities, including American Depositary Shares (“ADSs”) in our initial public offering (“IPO”) and follow-on offering, ordinary shares in our private placements, and convertible preferred shares. We have also financed our operations through proceeds from our senior term facilities agreement (the “Amended Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., proceeds from the sales of the Company's Libmeldy product, and proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

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

Our net losses were $29.7 million and $95.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $930.6 million. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $150.7 million. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

Recent developments

In August 2023, we announced that we had completed our rolling BLA submission for OTL-200.

In July 2023, the marketing authorization for Strimvelis was transferred to Fondazione Telethon, a non-profit organization recognized by the Italian Ministry of Education, Universities and Research, upon formal approval by the European Commission. As marketing authorization holder, Fondazione Telethon will assume the outstanding obligations relating to the program, and we will no longer receive revenue from sales of Strimvelis.

In March 2023, we announced a private placement pursuant to which we agreed to sell ordinary shares, non-voting ordinary shares, and warrants to purchase ordinary shares or non-voting ordinary shares. The private placement consisted of two closings. We completed the initial closing in March 2023 and sold 56,666,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share, and warrants to purchase an aggregate of 62,333,590 ordinary shares or non-voting ordinary shares, at a purchase price of $6.00 per ten shares and accompanying warrant to purchase eleven shares. The completion of the initial closing resulted in gross proceeds of $34.0 million. We completed the second closing in June 2023 and sold 42,500,000 ordinary and non-voting ordinary shares, nominal value £0.10 per share, and warrants to purchase an aggregate of 46,750,000 ordinary shares or non-voting ordinary shares, at a purchase price of $8.00 per ten shares and accompanying warrant to purchase eleven shares. Refer to the Liquidity section below for further information on the private placement.

Also in March 2023, we notified MidCap Financial of our voluntarily cancellation of the remaining commitments of $67.0 million under the Amended Credit Facility. In exchange for this cancellation, MidCap agreed to waive certain restrictive covenants of the Amended Credit Facility related to our ability to dispose of intellectual property related to deprioritized programs.

Components of our results of operations

Product revenue, net

We recognize product revenue, net, from sales of Libmeldy and Strimvelis in Europe. Product revenue is recorded net of estimates of variable consideration. We expect that future sales of Libmeldy will fluctuate quarter over quarter. The marketing authorization for Strimvelis was transferred to Fondazione Telethon on July 17, 2023, and we will not recognize future revenue from sales of Strimvelis.

Collaboration revenue

We recognize collaboration revenue under our collaboration agreement with Pharming. Under revenue recognition guidance, we account for our obligations to provide the license and research, development, and manufacturing services under the agreement as a series of distinct services that are accounted for as a single performance obligation. We recognize revenue using the cost-to-cost input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The impact of any adjustment related to the estimated transaction price on revenue recorded to date is recognized in the period the adjustment is identified. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred. Refer to Note 15 to the condensed consolidated financial statements included in this Form 10-Q for further discussion on our revenue recognition around this agreement.

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

Other (expense) income

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

Changes in fair value of PIPE Warrant and PIPE Unit liabilities

Changes in fair value of PIPE Warrant and PIPE Unit liabilities consists of the fair value adjustments recorded to the liability classified PIPE Warrants and PIPE Units issued in the 2023 Private Placement.

Other (expense) income, net

Other (expense) interest, net consists of realized and unrealized foreign currency transaction gains and losses.

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
Product revenue, net	$6,651	$3,781	$2,870
Collaboration revenue	663	587	76
Total revenues	7,314	4,368	2,946
Costs and operating expenses
Cost of product revenue	2,189	1,122	1,067
Research and development	16,695	21,965	(5,270)
Selling, general and administrative	10,992	13,730	(2,738)
Total costs and operating expenses	29,876	36,817	(6,941)
Loss from operations	(22,562)	(32,449)	9,887
Other (expense) income:
Interest income	1,391	213	1,178
Interest expense	(975)	(672)	(303)
Changes in fair value of PIPE Warrant and PIPE Unit liabilities	8,206	—	8,206
Other (expense) income, net	1,658	(18,227)	19,885
Total other (expense) income, net	10,280	(18,686)	28,966
Net loss before income tax	(12,282)	(51,135)	38,853
Income tax (expense) benefit	(25)	219	(244)
Net loss attributable to ordinary shareholders	$(12,307)	$(50,916)	$38,609

Product revenue, net

The table below summarizes our revenue earned by product (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Libmeldy	$6,651	$3,145	$3,506
Strimvelis	—	636	(636)
Total product revenue, net	$6,651	$3,781	$2,870

For the three months ended June 30, 2023 compared to the same period in 2022, net product revenues increased $2.9 million, primarily driven by increased sales volumes of Libmeldy. Libmeldy received approval from the European Commission in December 2020, and we made our first commercial sales of Libmeldy in the first quarter of 2022. The marketing authorization for Strimvelis was transferred to Fondazione Telethon in July 2023, and we will not record product revenue for the product in the future.

Collaboration revenue

During the three months ended June 30, 2023 and 2022, we recognized revenue of $0.7 million and $0.6 million, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the three months ended June 30, 2023, consisted of costs to manufacture, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties related to these sales. The gross margin on our product revenue, net for the three months ended June 30, 2023, was enhanced by our use of zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product sales for the three months ended June 30, 2023, would have been higher by approximately $0.6 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$7,202	$6,789	413
Primary immune deficiencies	774	2,174	(1,400)
Blood disorders	—	502	(502)
Other research and pre-clinical programs under development	1,643	1,149	494
Total direct research and development expenses	9,619	10,614	(995)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	6,942	8,280	(1,338)
Share-based compensation	1,026	1,383	(357)
Restructuring costs	—	(494)	494
Research and development tax credit	(3,602)	(1,764)	(1,838)
Facility and other	2,710	3,946	(1,236)
Total indirect research and development expenses	7,076	11,351	(4,275)
Total research and development expenses	$16,695	$21,965	(5,270)

Total direct research and development expenses decreased from $10.6 million for the three months ended June 30, 2022, to $9.6 million for the three months ended June 30, 2023. The $1.0 million decrease, or -9%, was primarily the result of a $1.4 million decrease in costs associated with primary immune deficiencies programs and a $0.5 million decrease associated with blood disorder programs due to de-prioritization of and decreased investment in these programs after the strategic restructuring efforts announced in March 2022.

Total indirect research and development expenses decreased from $11.4 million for the three months ended June 30, 2022, to $7.1 million for the three months ended June 30, 2023. The $4.3 million decrease, or -38%, was the result of:

•
a $1.3 million decrease in personnel related costs and a $0.4 million decrease in share-based compensation costs related to our strategic restructuring efforts announced in March 2022 and associated employee terminations;
•
a $1.2 million decrease in facility and other costs due to lower occupancy costs to due the consolidation of the London office and lab space, as well as reduced spending in manufacturing platform expenditures; offset by
•
an increase in restructuring costs of $0.5 million. The Company did not have restructuring costs for the three months ended June 30, 2023; however, there was a reversal of restructuring costs in during the three months ended June 30, 2022 driving the increase.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three Months Ended June 30,
	2023	2022	Change
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$4,050	$4,408	(358)
Share-based compensation	1,554	2,362	(808)
Restructuring costs	—	23	(23)
Consulting, professional, and insurance-related costs	2,754	3,114	(360)
Marketing, promotions, and advocacy	933	1,540	(607)
Facilities and other costs	1,701	2,283	(582)
Total selling, general, and administrative expenses:	$10,992	$13,730	$(2,738)

Selling, general and administrative expenses decreased from $13.7 million for the three months ended June 30, 2022, to $11.0 million for the three months ended June 30, 2023. The $2.7 million decrease, or -20%, was a result of:

•
a $0.4 million decrease in personnel related expenses and a $0.8 million decrease in share-based compensation expenses due to decreased headcount as a result of the strategic restructuring announced in 2022;
•
a $0.4 million decrease in consulting, professional, and insurance related costs due to lower insurance premium costs and legal fees incurred in 2023; and

•
a $0.6 million decrease in marketing, promotions, and advocacy costs driven by a $1.0 million decrease in distributor related costs offset by $0.4 million increase in Libmeldy marketing activities.

Other (expense) income, net

Other (expense) income, net increased from an $18.7 million loss for the three months ended June 30, 2022, to an $10.3 million gain for the three months ended June 30, 2023. During the three months ended June 30, 2023, we had net realized and unrealized losses on foreign currency transactions of $1.9 million, comprised primarily of unrealized losses, compared to net realized and unrealized losses of $18.2 million for three months ended June 30, 2022. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar, Pounds sterling, and Euro exchange rates.

Interest expense was $1.0 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Interest income was $1.4 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase to both interest expense and interest income is attributable to interest rate increases throughout 2022 driven by anti-inflationary measures born from the current economic environment.

In the three months ended June 30, 2023, we incurred a $8.2 million gain relating to the fair value remeasurements of our PIPE Warrant and PIPE Unit liabilities. No such changes were recorded in 2022.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
Product revenue, net	$7,185	$8,840	$(1,655)
Collaboration revenue	1,366	1,052	314
Total revenues	8,551	9,892	(1,341)
Costs and operating expenses
Cost of product revenue	2,556	2,693	(137)
Research and development	32,688	50,199	(17,511)
Selling, general and administrative	22,127	27,029	(4,902)
Total costs and operating expenses	57,371	79,921	(22,550)
Loss from operations	(48,820)	(70,029)	21,209
Other (expense) income:
Interest income	2,420	282	2,138
Interest expense	(1,932)	(1,347)	(585)
Changes in fair value of PIPE Warrant and PIPE Unit liabilities	12,057	—	12,057
Other (expense) income, net	6,569	(24,279)	30,848
Total other (expense) income, net	19,114	(25,344)	44,458
Net loss before income tax	(29,706)	(95,373)	65,667
Income tax (expense) benefit	(13)	161	(174)
Net loss attributable to ordinary shareholders	$(29,719)	$(95,212)	$65,493

Product revenue, net

The table below summarizes our revenue earned by product (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Libmeldy	$7,185	$8,204	$(1,019)
Strimvelis	—	636	(636)
Total product revenue, net	$7,185	$8,840	$(1,655)

For the six months ended June 30, 2023, compared to the same period in 2022, net product revenues decreased by $1.7 million, primarily driven by Libmeldy net pricing as well as no Strimvelis patients treated through June 30, 2023.

Collaboration revenue

During the six months ended June 30, 2023 and 2022, we recognized revenue of $1.4 million and $1.1 million, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the six months ended June 30, 2023, consisted of costs to manufacture, distribute and administer Libmeldy and Strimvelis and royalty payments due to third parties related to these sales. The gross margin on our product revenue, net for the six months ended June 30, 2023, was enhanced by our use of zero cost inventories. Utilizing the per unit average cost of materials that were purchased prior to approval and expensed that were utilized in the manufacturing process for our products sold during the period, cost of product sales for the six months ended June 30, 2023, would have been higher by approximately $0.8 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Six Months Ended June 30,
	2023	2022	Change
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$12,496	$13,847	(1,351)
Primary immune deficiencies	686	5,657	(4,971)
Blood disorders	(72)	3,005	(3,077)
Other research and pre-clinical programs under development	2,124	2,239	(115)
Total direct research and development expenses	15,234	24,748	(9,514)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	13,705	17,213	(3,508)
Share-based compensation	2,263	3,538	(1,275)
Restructuring costs	—	1,570	(1,570)
Amortization of Strimvelis loss provision	—	(276)	276
Research and development tax credit	(4,371)	(5,101)	730
Facility and other	5,857	8,507	(2,650)
Total indirect research and development expenses	17,454	25,451	(7,997)
Total research and development expenses	$32,688	$50,199	(17,511)

Total direct research and development expenses decreased from $24.7 million for the six months ended June 30, 2022, to $15.2 million for the six months ended June 30, 2023. The $9.5 million decrease, or -38%, was primarily the result of:

•
a $5.0 million decrease in costs associated with primary immune deficiencies programs and a $3.1 million decrease associated with blood disorder programs due to de-prioritization of and decreased investment in these programs after the strategic restructuring efforts announced in March 2022; and
•
a $1.4 million decrease in spending on neurometabolic disorder programs, specifically driven by decreased spending on OTL-200 for MLD as we reduced our clinical expenditures for that program after the commercial launch of Libmeldy in the first quarter of 2022.

Total indirect research and development expenses decreased from $25.5 million for the six months ended June 30, 2022, to $17.5 million for the six months ended June 30, 2023. The $8.0 million decrease, or -31%, was the result of:

•
a $3.5 million decrease in personnel related costs and a $1.3 million decrease in share-based compensation costs related to our strategic restructuring efforts announced in March 2022 and associated employee terminations;
•
a $1.6 million decrease in restructuring costs as we did not have any restructuring efforts in 2023; and
•
a $2.7 million decrease in facility and other costs due to lower occupancy costs to due the consolidation of the London office and lab space, as well as reduced spending in manufacturing platform expenditures; offset by
•
a $0.7 million decrease in the UK research and development tax credit, which is an offset to research and development expenses incurred for qualifying programs. This decrease was driven by lower qualifying costs incurred during the quarter.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Six Months Ended June 30,
	2023	2022	Change
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$7,773	$9,037	(1,264)
Share-based compensation	3,830	5,060	(1,230)
Restructuring costs	—	440	(440)
Consulting, professional, and insurance-related costs	5,363	6,578	(1,215)
Marketing, promotions, and advocacy	1,771	2,313	(542)
Facilities and other costs	3,390	3,601	(211)
Total selling, general, and administrative expenses:	$22,127	$27,029	$(4,902)

Selling, general and administrative expenses decreased from $27.0 million for the six months ended June 30, 2022, to $22.1 million for the six months ended June 30, 2023. The $4.9 million decrease, or -18%, was a result of:

•
a $1.3 million decrease in personnel related expenses and a $1.2 million decrease in share-based compensation expenses due to decreased headcount as a result of the strategic restructuring announced in 2022;
•
a $1.2 million decrease in consulting, professional, and insurance related costs due to lower insurance premium costs and legal fees incurred in 2023;
•
a $0.4 million decrease restructuring costs due to no restructuring activities in 2023; and
•
a $0.5 million decrease in marketing, promotions, and advocacy costs driven by lower distributor related costs.

Other (expense) income, net

Other (expense) income, net increased from a $25.3 million loss for the six months ended June 30, 2022, to an $19.1 million gain for the six months ended June 30, 2023. During the six months ended June 30, 2023, we had net realized and unrealized losses on foreign currency transactions of $7.5 million, comprised primarily of unrealized losses, compared to net realized and unrealized losses of $24.3 million for six months ended June 30, 2022. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. Dollar, Pounds sterling, and Euro exchange rates.

Interest expense was $1.9 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. Interest income was $2.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase to both interest expense and interest income is attributable to interest rate increases throughout 2022 driven by anti-inflationary measures born from the current economic environment.

In the six months ended June 30, 2023, we incurred a $12.1 million gain relating to the fair value remeasurements of our PIPE Warrant and PIPE Unit liabilities. No such changes were recorded in 2022.

Liquidity and capital resources

From our inception through June 30, 2023, we have not generated significant revenue from product sales and incurred significant operating losses and negative cash flows from our operations. We acquired the program that is now Libmeldy from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We launched Libmeldy in Europe and generated our first commercial sale in the first quarter of 2022. To date, we have financed our operations primarily with proceeds from the sale of ADSs in our IPO and follow-on offering, proceeds from the sale of ordinary shares in our private placement, proceeds from the sale of convertible preferred shares, proceeds associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program, reimbursements from our research agreement with UCLA and, following transfer of the ADA-SCID research program sponsorship from UCLA to us in July 2018, a grant from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., our Original Credit Facility and our Amended Credit Facility, and through proceeds from sales of Libmeldy in Europe beginning in 2022.

On February 27, 2020, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $100.0 million. On March 24, 2022, we delivered written notice to Cowen to terminate the Sales Agreement, effective as of

March 30, 2022, pursuant to Section 11(b) thereof. Prior to termination, we had not sold any ADSs pursuant to the Sales Agreement. As a result of the termination of the Sales Agreement, we will not offer or sell any ADSs under the Sales Agreement. On October 6, 2022, we entered into a Sales Agreement with Guggenheim Securities, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $30.0 million. As of June 30, 2023, we have not sold any shares under the Guggenheim Sales Agreement.

On March 6, 2023, we announced a private placement pursuant to which we agreed to sell up to an aggregate of 99,166,900 ordinary shares and non-voting ordinary shares, nominal value of £0.10 per share, and warrants to purchase an aggregate of 109,083,590 ordinary shares or non-voting ordinary shares. The private placement consists of two closings. At each closing, the shares will be sold in fixed combinations with the warrants and units, with each unit consisting of 10 shares and one accompanying warrant to purchase 11 shares. We received approximately $34 million at the initial closing on March 10, 2023. We received approximately $34 million at the second closing on June 22, 2023.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(57,341)	$(45,975)
Net cash provided by (used in) investing activities	(36,039)	44,751
Net cash provided by (used in) financing activities	62,441	137
Effect of exchange rate changes on cash	788	(1,355)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(30,151)	$(2,442)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2023, was $57.3 million and was primarily driven by our net loss of $29.7 million, gain on the change in fair value of the PIPE Warrant and PIPE Unit liabilities of $12.1 million, and unrealized foreign currency transaction gains on intercompany accounts of $9.8 million. partially offset by non-cash charges consisting of depreciation and amortization of $1.3 million and share based compensation of $6.1 million. Our net cash used in operating activities also included a net use of cash of $11.5 million related to changes in operating assets and liabilities as follows:

•
a net use of cash of $0.7 million related to the increase of the outstanding receivables from product sales;
•
a net use of cash of $3.3 million related to an increase in the inventory balance;
•
a net use of cash of $2.9 million related to changes in accounts payable, accrued expenses, and other current liabilities primarily driven by payment of employee bonuses;
•
a net increase of cash of $0.4 million from an increase in prepaid expenses, other current assets, and other assets primarily due to payment for various vendor services in advance of them being performed;
•
a net use of cash of $1.2 million related to office and lab rent payments; and
•
a net use of cash of $4.4 million related to the UK research and development tax credit primarily due to the finalization of our 2022 claim and aggregation of the 2023 receivable and the timing of its payout.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2023, was $36.0 million. This net cash used in investing activities was primarily driven by purchases of marketable securities for $114.6 million, partially offset by sales and maturities of marketable securities of $79.0 million.

During the six months ended June 30, 2022, net cash provided by investing activities was $44.8 million, due to proceeds from sales and maturities of marketable securities of $97.2 million, partially offset by purchases of marketable securities of $50.9 million and purchases of property and equipment of $1.6 million.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was $62.4 million, consisting primarily of cash generated from our private placement financing of $68.0 million, offset by payments of principal on our note payable of $4.7 million.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies which are described under the heading “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report, the following accounting policies involve the most judgment and complexity:

•
United Kingdom research and development tax credit
•
Accrued research and development expenses
•
Valuation of share-based compensation
•
Product revenue, net - Libmeldy

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no material changes to our critical accounting policies since December 31, 2022, except for the addition of the derivative liabilities policy described below.

Derivative liabilities

We account for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the derivative instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the derivative instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the derivative instruments meet all of the requirements for equity classification under ASC 815, including whether the derivative instruments are indexed to our own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent quarterly period end date while the PIPE Warrants and the PIPE Units are outstanding. We have concluded that the PIPE Warrants and PIPE Units should be classified as liability instruments. For derivatives that do not meet all the criteria for equity classification, the derivatives are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the derivatives are recognized as a non-cash gain or loss within other (expense) income on the unaudited condensed consolidated statements of operations and comprehensive loss.

Off-balance sheet arrangements.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of June 30, 2023, we had cash, cash equivalents, marketable securities, and restricted cash of $155.0 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and US bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $33.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 5.95% plus SOFR plus a 0.10% annual increase to the variable interest rate. As of June 30, 2023, the carrying value of the term loans under the credit facility was $27.9 million.

Foreign currency exchange risk

The Company is exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. The reporting currency of the Company is the U.S. dollar. The Company has determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars and expects to continue to do so in the future. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. We recorded net realized and unrealized foreign currency gains of $1.9 million and losses of $18.2 million for the three months ended June 30, 2023 and 2022, respectively. We recorded net realized foreign currency gains of $7.5 million and losses of $24.3 million for the six months ended June 30, 2023, and 2022, respectively. These foreign currency transaction losses are primarily related to revaluation of intercompany balances that are denominated in U.S. dollar that are recorded on entities whose functional currency is not the U.S. Dollar. The losses are included in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of June 30, 2023, we were not a party to any material legal proceedings.

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

Since inception, we have incurred net losses. We incurred net losses of $12.3 million and $50.9 million for the three months ended June 30, 2023 and 2022, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares, through sales of our ADSs in our initial public offering and follow-on offering, and through private placements of our ordinary shares. We have devoted substantially all of our efforts to research and development, including clinical and pre-clinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Libmeldy in the European Union, building a global commercial infrastructure to support commercialization of Libmeldy (OTL-200) and our product candidates if such product candidates are approved, as well as to building our team. Absent the realization of sufficient revenue from product sales of Libmeldy and from sales of our current or future product candidates, if approved, we may never attain profitability.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully develop and commercialize products. Although we have generated revenue from the sale of Libmeldy in Europe, we will not achieve profitability unless and until we complete the development of, and obtain the regulatory approvals necessary to commercialize, additional product candidates. Our ability to generate future revenue from product sales depends heavily on our and or our collaborators’ success in:

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
•
maintaining marketing authorization and related post-marketing commitments for regulatory compliance for Libmeldy in the European Union;
•
qualifying for, and maintaining, adequate coverage and reimbursement by government and payors for Libmeldy and any product candidate for which we obtain marketing approval;
•
establishing and maintaining supply and manufacturing processes and relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development of our product candidates and the market demand for Libmeldy and any of our product candidates for which we obtain marketing approval;
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

Certain reported product revenue may be subject to recoupment by payors.

We have received revenue from commercial treatments of Libmeldy from markets with reimbursement agreements, early access mechanisms, treatment abroad programs and European cross-border (S2) pathways. In some instances, we receive reimbursement for treatment while pricing negotiations are ongoing. If the price paid to the Company exceeds the negotiated price, we may be obligated to repay monies previously paid to us. The amount repayable may be subject to increase based on the length of time between payment to the Company and conclusion of pricing negotiations. We utilize estimates in the determination of the amount of revenue to recognize, which can take into consideration the expected timing and outcome of pricing negotiations, the results of which can be unpredictable. If we are required to repay amounts previously recognized as revenue, our results of operations and business could be adversely affected.

The warrants issued pursuant to the Securities Purchase Agreement, dated March 6, 2023 (the “SPA”), may not be exercised.

In March 2023, we announced a private placement pursuant to which we agreed to sell ordinary shares, non-voting ordinary shares and warrants to participating investors. In accordance with the SPA, the Company received $34 million at the initial closing on March 10, 2023 and a further $34 million at the second closing on June 22, 2023.

We may receive up to an additional $120 million upon exercise of the warrants. However, the warrant holders are not obligated to exercise the warrants, so we may not receive any additional proceeds under the SPA. The warrants become exercisable during the 30 days following the Company’s announcement of receipt of marketing approval of its BLA with respect to OTL-200. If the Company does not announce receipt of marketing approval of its BLA, the warrants will expire on March 10, 2026. In addition, the exercise price of the warrants is lower if OTL-200 is approved by the FDA after 2024, so any proceeds the Company receives from their exercise could be lower than the total amount possible under the SPA. The exercise price of the warrants is $1.10 per ordinary share if OTL-200 is approved by the FDA in 2024 and $0.95 per ordinary share if approval comes after 2024. (For reference, the exercise prices are for ordinary shares. Each publicly-traded ADS in the Company is represented by ten ordinary shares.) If the warrants are not exercised, only a portion of the warrants are exercised, or if the exercise price of the warrants is lower due to a delay in OTL-200 BLA approval, we may need to obtain additional funding to continue operations. Adequate additional financing may not be available to us on acceptable terms or at all.

We may need additional funding, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

Our operations have consumed a substantial amount of cash since our inception, and we recorded negative cash flows from operating activities during the three months ended June 30, 2023, primarily due to our net loss of $12.3 million for that period. We expect to continue to incur substantial expenses in connection with our ongoing activities, which may increase over time, particularly as we (i) continue to commercialize Libmeldy in Europe, (ii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iii) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our ongoing activities, such as research and development programs and commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the success of our commercialization efforts and market acceptance of Libmeldy;
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

We were incorporated in August 2018 to become a holding company for Orchard Therapeutics (Europe) Limited, which was founded in 2015, and its subsidiaries. Any predictions about our future success or viability may not be as accurate as they might be if we had a longer operating history. In addition, as a relatively new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and setbacks.

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

Volatility among foreign currencies could impact our results of operations. As an example, we had net realized and unrealized gains on foreign currency transactions of $1.9 million during the three months ended June 30, 2023, compared to net realized and unrealized losses of $18.2 million during the three months ended June 30, 2022. Unrealized gains and losses are driven primarily by entities that have a functional currency other than the U.S. Dollar that have intercompany balances denominated in U.S. Dollar.

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

The results from our clinical trials may not be sufficiently robust to support the approval of or submission of marketing approval for our product candidates. The FDA and EMA normally require two registrational trials to approve a drug or biological product, and therefore either the FDA or EMA might require that we conduct additional clinical trials of our product candidates prior to a BLA or MAA submission, respectively. The FDA and EMA typically do not consider a single registrational clinical trial adequate to serve as sufficient evidence to support a marketing authorization unless, among other things, (i) the trial is well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and (ii) a confirmatory study would be practically or ethically impossible.

Due to the nature of the indications that our product candidates are designed to treat, and the limited number of patients with these conditions, a placebo-controlled and blinded study is not always practicable for ethical and other reasons. Accordingly, in some cases our registrational programs rely on natural history models to demonstrate clinical efficacy. While the FDA recognizes the potential for natural history models to alleviate the need for placebo arms in trials for drugs that target very rare diseases, where trial recruitment can be especially challenging, the FDA has found the use of natural history data as a historical comparator to be unsuitable for adequate and well-controlled trials in many circumstances. The FDA generally finds trials using historical controls to be credible only when the observed effect is large in comparison to variability in disease course. It is possible the FDA will not consider our comparisons to natural history data and, where available, historical transplant data or intra-subject comparison between before gene therapy and after gene therapy, to provide clinically meaningful results.

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

Libmeldy and our product candidates and the process for administering Libmeldy and our product candidates may cause serious or undesirable side effects or adverse events or have other properties that could delay or prevent regulatory approval, limit commercial potential or result in significant negative consequences for our company.

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

Strimvelis was the only gammaretroviral vector-based gene therapy in our portfolio, and we have since returned licenses relating to the program to the original licensor. Libmeldy and all of our pipeline therapies employ the self-inactivating (SIN) lentiviral vector-based approach, which has been specifically designed to avoid insertional oncogenesis after administration. Although to our knowledge and as of the date of this report no evidence of insertional oncogenesis has been observed with lentiviral vector-based HSC gene therapy in any of our programs, there can be no assurance that this will continue to be the case. Moreover, while our gene therapy approach is designed to avoid immunogenicity after administration, there can be no assurance that patients would not develop antibodies that may impair treatment. Our approach involves the use of integrating vectors, which have the potential for genomic disruption and therefore could interfere with other genes with adverse clinical effects. If any of our gene therapy product candidates demonstrates adverse side effects or adverse events at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

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

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, we have returned licenses relating to Strimvelis for adenosine deaminase-severe combined immunodeficiency ("ADA-SCID"), OTL-101 for ADA-SCID, and OTL-300 for transfusion-dependent beta-thalassemia. We have also discontinued our investment in other programs, including OTL-103 for Wiskott-Aldrich syndrome and OTL-102 for X-linked chronic granulomatous disease.

Our focus on the advancement of our other product candidates may ultimately prove to be unsuccessful or less successful than if we had continued to prioritize such de-prioritized and returned product candidates, and if we choose to re-prioritize such de-prioritized product candidates in the future, we will experience delays that would not have otherwise occurred, due to inefficiencies from loss of organizational knowledge and ramp up costs. Moreover, we may be unable to realize the savings we expect to achieve by de-prioritizing certain programs, which could result from, among other things, higher than expected transition or termination costs.

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

We have completed a rolling BLA for OTL-200 and may elect to initiate a rolling BLA for our other product candidates. The FDA will not complete, and may delay initiating, its review of a BLA until all required information is submitted.

For OTL-200, we utilized a rolling BLA submission process, and we may utilize a rolling BLA submission process for other product candidates. A rolling BLA is an application process that allows us to submit the information required by the BLA in sections. The FDA will not complete, and may delay initiating, its review of a BLA until we submit all of the required information for a full BLA. If we are delayed or unable to provide this required information it could delay or prevent our ability to obtain regulatory approvals, as a result of which our business, prospects, financial condition and results of operations may suffer.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the EU. The exclusivity period in the EU can be reduced to six years if a product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines to nine years (or five years for well-established use orphan medicines). Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition

In the EU, the advertising and promotion of our products are subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

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

Biological products are inherently difficult to manufacture, and gene therapy products are complex biological products, the development and manufacture of which necessitates substantial expertise and capital investment. Libmeldy and our product candidates are individually manufactured for each patient using complex processes in specialized facilities. Our production process requires a variety of raw materials, some of which are highly specialized, including the viral vector that encodes the functional copy of the missing or faulty gene to treat a specific disease. Some of these raw materials have limited and, in some cases, sole suppliers. Even though we plan to have back-up supplies of raw materials whenever possible, we cannot be certain such supplies will be sufficient if our primary sources are unavailable. A shortage of a critical raw material or a technical issue during manufacturing may lead to delays in clinical development or commercialization of our product candidates. Additionally, each manufacturing batch must meet certain analytical specifications to be released and production difficulties caused by unforeseen events may delay the availability of one or more of the necessary raw materials or delay the manufacture of our product candidates for use in clinical trials or for commercial supply.

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

Risks related to our reliance on third parties

We have entered into collaborations with third parties to develop and commercialize product candidates, and we may enter into additional collaborations in the future. These collaborations may not be successful.

We have entered into licensing agreements with third parties, such as the GSK Agreement whereby GSK transferred several programs to us, including Libmeldy. These agreements impose, and we expect that future license agreements will impose, various due diligence, milestone payment, royalty, insurance and other obligations on us. The termination of these agreements could result in our loss of rights to practice the intellectual property licensed to us under these agreements and could compromise our development and commercialization efforts for our current or any future product candidates.

We have also entered into collaboration agreements with third parties, such as our collaboration with Pharming Group N.V., or Pharming, pursuant to which Pharming was granted worldwide rights to OTL-105, an investigational ex vivo autologous hematopoietic stem cell gene therapy for the treatment of hereditary angioedema. The Company will lead the completion of IND-enabling activities and oversee manufacturing of OTL-105 during pre-clinical and clinical development, which will be funded by Pharming.

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

If we or any of our CDMOs fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug or biological product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

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

Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biological products or choose to reserve our product candidates for use in limited circumstances.

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

In some instances, we may decide to discontinue our investment in programs after we’ve invested time and capital into such programs. For example, we have returned licenses relating to Strimvelis for adenosine deaminase-severe combined immunodeficiency ("ADA-SCID"), OTL-101 for ADA-SCID, and OTL-300 for transfusion-dependent beta-thalassemia. We have also discontinued our investment in other programs, including OTL-103 for Wiskott-Aldrich syndrome and OTL-102 for X-linked chronic granulomatous disease. We may incur transition and termination costs relating to these programs, as well as any additional programs that we may in the future decide to discontinue. These costs may be higher than anticipated, and the work involved in transitioning or terminating programs could distract management from pursuing other programs.

In addition, we may in-license additional programs in the future or expand our operations to different territories or indications. Managing these expanded operations would pose challenges for us, and we cannot be assured that we will be successful.

We face potential product liability.

The use of our product candidates in clinical trials and the sale of Libmeldy or any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Our executive officers, directors, greater than 5% shareholders and their affiliates together beneficially own approximately 39.9% of our ordinary shares outstanding as of July 31, 2023 (excluding non-voting ordinary shares). These shareholders, either alone or voting together as a group, could significantly influence the outcome of matters submitted for shareholder approval. A simple majority of shares present and voting can control the outcome of many important matters, such as the appointment of directors and certain decisions relating to our capital structure. This concentration of ownership could have many effects, including discouraging unsolicited acquisition proposals. In addition, certain of our greater than 5% shareholders hold non-voting ordinary shares, which may be redesignated as voting ordinary shares (subject to certain limitations). These shareholders could increase the number of voting ordinary shares they hold from time to time simply by redesignating such non-voting shares, which would further concentrate ownership among these shareholders.

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

Sales of our ADSs in the public market by our existing shareholders may cause the price of our ADSs to drop significantly.

Sales of a substantial number of our ADS in the public market, or the perception that holders of a large number of ADSs intend to sell, may reduce the market price of our ADSs. In addition, sales by our executive officers and directors, which generally require public filings, could cause the price of our ADSs to fall for numerous reasons.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2023, we did not have any sales of unregistered securities except as detailed on the Company's Current Report on Form 8-K, filed June 26, 2023.

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

ORCHARD THERAPEUTICS PLC

Date: August 10, 2023	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)