Form 10-Q
period 2023-09-30
Orchard Therapeutics plc
filed 2023-11-13
CIK 1748907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)c

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the Registrant had 227,610,439 ordinary voting and non-voting shares, nominal value £0.10 per share, outstanding, which if all held in ADS form would be represented by 22,761,044 American Depositary Shares, each representing ten ordinary shares.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We have entered into a definitive agreement pursuant to which Kyowa Kirin Co. Ltd. will acquire all outstanding shares of the Company, subject to the terms and conditions therein. There are material uncertainties and risks associated with the proposed transaction with Kyowa Kirin Co. Ltd. If any of these uncertainties and risks develop into actual events, then our business, financial condition, results and ongoing operations, share price or prospects could be materially adversely affected.
•
The proposed transaction with Kyowa Kirin Co. Ltd. may not be completed in a timely manner or at all. Failure to complete the transaction could negatively impact our business, financial results and the market price of our American Depositary Shares, or ADSs. If the transaction closes, we will cease to be a public company.
•
The definitive agreement relating to our proposed transaction with Kyowa Kirin Co. Ltd. contains provisions that could discourage a potential competing acquirer of us.
•
We have incurred, and will continue to incur, substantial direct and indirect costs as a result of the proposed transaction with Kyowa Kirin Co. Ltd.
•
If our previously announced transaction with Kyowa Kirin Co. Ltd. does not close, we may need additional funding, which may not be available on acceptable terms or at all.
•
We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.
•
Our Biologics License Application for OTL-200 in the United States may be delayed, may not be granted or may be granted for a different label than applied for.
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
•
We may not be able to gain reimbursement for our commercial products or product candidates from government or commercial insurers at acceptable levels, or at all, which could adversely affect the commercial potential of our product candidates.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or 10-Q, contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements may be identified by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this 10-Q are based upon information available to our management as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this 10-Q include, but are not limited to, statements about:

•
our previously announced acquisition by Kyowa Kirin Co. Ltd., including the likelihood of the satisfaction of the conditions to the completion of the transaction, including shareholder approval, and whether and when the transaction will be consummated;
•
the risk of unanticipated costs, liabilities or delays relating to the proposed transaction with Kyowa Kirin Co. Ltd.;
•
the timing, progress and results of clinical trials and pre-clinical studies for our programs and product candidates, including statements regarding the timing of initiation and completion of trials or studies and related preparatory work and the period during which the results of the trials or studies will become available;
•
the timing, scope and likelihood of regulatory submissions, filings and approvals, including with respect to our biologics license application, or BLA, for OTL-200 in the United States;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,469	$68,424
Marketable securities	101,944	75,326
Accounts receivable, net	6,187	8,467
Inventory	6,638	3,400
Prepaid expenses and other current assets	7,451	6,586
Research and development tax credit receivable	8,234	5,942
Total current assets	153,923	168,145
Non-current assets:
Operating lease right-of-use-assets	20,001	22,774
Property and equipment, net	7,131	8,138
Research and development tax credit receivable	3,372	—
Restricted cash	4,215	4,215
Intangible assets, net	3,321	3,560
Other assets	10,303	12,075
Total non-current assets	48,343	50,762
Total assets	$202,266	$218,907
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,661	$9,318
Accrued expenses and other current liabilities	29,995	34,437
Deferred revenue	742	959
Operating lease liabilities	5,548	6,424
Notes payable	9,429	9,429
Total current liabilities	49,375	60,567
Notes payable, long-term	16,162	22,991
Deferred revenue, net of current portion	10,345	10,315
Operating lease liabilities, net of current portion	16,681	19,246
PIPE Warrant liabilities	21,068	—
Other long-term liabilities	8,377	7,524
Total liabilities	122,008	120,643
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Ordinary shares (voting and non-voting), £0.10 par value; Most recent authority to allot up to a maximum nominal value of £33,556,809 and £13,023,851.50 of shares at September 30, 2023 and December 31, 2022, respectively; Issued and outstanding — 227,273,209 and 126,947,225 ordinary shares at September 30, 2023 and December 31, 2022, respectively.	29,463	16,419
Additional paid-in capital	994,108	956,711
Accumulated other comprehensive income	22,609	26,018
Accumulated deficit	(965,922)	(900,884)
Total shareholders’ equity	80,258	98,264
Total liabilities and shareholders’ equity	$202,266	$218,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, net	$5,559	$5,377	$12,744	$14,217
Collaboration revenue	743	400	2,109	1,452
Total revenue	6,302	5,777	14,853	15,669
Costs and operating expenses:
Cost of product revenue	1,745	1,645	4,301	4,338
Research and development	14,553	18,103	47,241	68,302
Selling, general and administrative	11,609	11,496	33,736	38,525
Total costs and operating expenses	27,907	31,244	85,278	111,165
Loss from operations	(21,605)	(25,467)	(70,425)	(95,496)
Other income (expense):
Interest income	1,505	404	3,925	686
Interest expense	(932)	(799)	(2,864)	(2,146)
Changes in fair value of PIPE Warrant and PIPE Unit liabilities	(8,801)	—	3,256	—
Other income (expense), net	(4,510)	(22,787)	2,059	(47,066)
Total other income (expense), net	(12,738)	(23,182)	6,376	(48,526)
Net loss before income taxes	(34,343)	(48,649)	(64,049)	(144,022)
Income tax benefit (expense)	(976)	1,084	(989)	1,245
Net loss	$(35,319)	$(47,565)	$(65,038)	$(142,777)
Net loss per ordinary share basic and diluted	$(0.15)	$(0.37)	$(0.35)	$(1.12)
Weighted average ordinary shares outstanding, basic and diluted	228,388,561	128,132,092	186,811,772	127,895,426
Other comprehensive income:
Foreign currency translation adjustment	3,978	21,459	(3,523)	44,504
Unrealized gain (loss) on marketable securities	79	84	114	(177)
Total other comprehensive income (loss)	4,057	21,543	(3,409)	44,327
Total comprehensive loss	$(31,262)	$(26,022)	$(68,447)	$(98,450)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2021	125,674,095	$16,253	$940,675	$3,246	$(750,224)	$209,950
Share-based compensation expense	—	—	4,660	—	—	4,660
Exercise of share options	222,381	28	(29)	—	—	(1)
Vesting of restricted stock units, net of shares withheld for taxes	3,217	1	(4)	—	—	(3)
Ordinary shares issued as part of a consulting agreement	5,252	1	—	—	—	1
Foreign currency translation	—	—	—	5,595	—	5,595
Unrealized loss on available for sale debt securities	—	—	—	(260)	—	(260)
Net loss attributable to ordinary shareholders	—	—	—	—	(44,296)	(44,296)
Balance at March 31, 2022	125,904,945	$16,283	$945,302	$8,581	$(794,520)	$175,646
Share-based compensation expense	—	—	3,956	—	—	3,956
Exercise of share options	175,153	24	(23)	—	—	1
Issuance of ESPP shares	356,115	46	90	—	—	136
Foreign currency translation	—	—	—	17,450	—	17,450
Unrealized loss on available for sale debt securities	—	—	—	(1)	—	(1)
Net loss attributable to ordinary shareholders	—	—	—	—	(50,916)	(50,916)
Balance at June 30, 2022	126,436,213	16,353	949,325	26,030	(845,436)	146,272
Share-based compensation expense	—	—	3,468	—	—	3,468
Exercise of share options	115,551	15	(15)	—	—	-
Vesting of restricted stock units, net of shares withheld for taxes	20,985	2	(17)	—	—	(15)
Foreign currency translation	—	—	—	21,459	—	21,459
Unrealized gain on available for sale debt securities	—	—	—	84	—	84
Net loss attributable to ordinary shareholders	—	—	—	—	(47,565)	(47,565)
Balance at September 30, 2022	126,572,749	$16,370	$952,761	$47,573	$(893,001)	$123,703

			Additional	Accumulated Other
	Ordinary Shares		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2022	126,947,225	$16,419	$956,711	$26,018	$(900,884)	$98,264
Share-based compensation expense	—	—	3,512	—	—	3,512
Exercise of share options	332,209	43	(2)	—	—	41
Vesting of restricted stock units, net of shares withheld for taxes	310,025	40	(206)	—	—	(166)
Sale of voting and non-voting ordinary shares, net of allocated issuance costs of $889	56,666,900	7,369	15,704	—	—	23,073
Foreign currency translation	—	—	—	(5,731)	—	(5,731)
Unrealized loss on available for sale debt securities	—	—	—	74	—	74
Net loss attributable to ordinary shareholders	—	—	—	—	(17,412)	(17,412)
Balance at March 31, 2023	184,256,359	$23,871	$975,719	$20,361	$(918,296)	$101,655
Share-based compensation expense	—	—	2,578	—	—	2,578
Issuance of ESPP shares	455,550	59	110	—	—	169
Vesting of restricted stock units, net of shares withheld for taxes	3,790	1	(1)	—	—	—
Sale of voting and non-voting ordinary shares, net of allocated issuance costs of $953	42,500,000	5,525	13,236	—	—	18,761
Foreign currency translation	—	—	—	(1,770)	—	(1,770)
Unrealized loss on available for sale debt securities	—	—	—	(39)	—	(39)
Net loss attributable to ordinary shareholders	—	—	—	—	(12,307)	(12,307)
Balance at June 30, 2023	227,215,699	29,456	991,642	18,552	(930,603)	109,047
Share-based compensation expense			2,468			2,468
Exercise of share options	38,250	5	13	—	—	18
Vesting of restricted stock units, net of shares withheld for taxes	19,260	2	(15)	—	—	(13)
Foreign currency translation	—	—	—	3,978	—	3,978
Unrealized gain on available for sale debt securities	—	—	—	79	—	79
Net loss attributable to ordinary shareholders	—	—	—	—	(35,319)	(35,319)
Balance at September 30, 2023	227,273,209	$29,463	$994,108	$22,609	$(965,922)	$80,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss attributable to ordinary shareholders	$(65,038)	$(142,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,950	2,020
Share-based compensation	8,558	12,084
Non-cash interest expense	266	279
Amortization of provision on loss contract	(2,900)	(276)
(Accretion) amortization of (discount) premium on marketable securities	(2,658)	66
Deferred income taxes	1,125	2,318
Change in fair value of PIPE Warrant and PIPE Unit liabilities	(3,256)	—
Unrealized foreign currency and other non-cash adjustments	(3,177)	46,215
Changes in operating assets and liabilities:
Accounts receivable	2,397	(3,058)
Inventory	(3,274)	11,315
Research and development tax credit receivable	(5,764)	(303)
Prepaid expenses, other current assets and other assets	(245)	4,059
Operating leases, right-of-use assets	3,356	7,171
Accounts payable, accrued expenses and other liabilities	(8,261)	(178)
Deferred revenue	(286)	(4,420)
Operating lease liabilities	(4,026)	1,582
Net cash used in operating activities	(81,233)	(63,903)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	122,822	169,360
Purchases of marketable securities	(146,671)	(71,206)
Purchases of property and equipment	(609)	(6,030)
Net cash provided by (used in) investing activities	(24,458)	92,124
Cash flows from financing activities:
Proceeds from employee equity plans, net of taxes withheld	228	118
Payment of taxes on restricted stock vesting	(179)	—
Proceeds from the issuance of units in private placement	68,000	—
Payment of placement agent fees and offering costs in connection with private placement	(889)	—
Repayment of notes payable	(7,071)	—
Net cash provided by financing activities	60,089	118
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	647	(3,500)
Net decrease in cash, cash equivalents and restricted cash	(44,955)	24,839
Cash, cash equivalents, and restricted cash, beginning of period	72,639	60,178
Cash, cash equivalents, and restricted cash, end of period	$27,684	$85,017
Supplemental disclosure of cash flow information:
Lease assets obtained in exchange for new/modified operating lease liabilities	$—	4,912
Non-cash adjustments to operating lease right-of-use assets and liabilities	$447	530
Cash paid for interest	$2,340	1,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ORCHARD THERAPEUTICS PLC

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Nature of the Business and Liquidity

Orchard Therapeutics plc (the “Company” or “Orchard”) is a global gene therapy company dedicated to ending the devastation caused by genetic and other severe diseases by discovering, developing and commercializing new treatments using the curative potential of hematopoietic stem cell (HSC) gene therapy. In this approach, a patient’s own blood stem cells are genetically modified outside of the body and then reinserted, with the goal of correcting the underlying cause of disease in a single treatment. Orchard is advancing a pipeline spanning pre-clinical, clinical and commercial stage HSC gene therapies designed to address serious diseases where the burden is immense for patients, families and caregivers and current treatment options are limited or do not exist.

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

Kyowa Kirin Transaction

On October 5, 2023, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Kyowa Kirin Co., Ltd., a Japanese joint stock company (kabushiki kaisha) (“Kyowa Kirin”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Kyowa Kirin will (either directly or via a nominee) acquire the entire issued and outstanding share capital of the Company pursuant to a court-sanctioned scheme of arrangement.

Pursuant to the Transaction Agreement, at closing (the “Effective Time”), all outstanding shares of the Company (including ordinary shares, non-voting ordinary shares and ADSs) then issued and outstanding will be transferred to Kyowa Kirin (or its nominee). Holders of shares at the Effective Time will be entitled to receive (a) $16.00 in cash, without interest, per ADS, less certain fees assessed by the ADS depositary, or $1.60 in cash, without interest per ordinary share or non-voting ordinary share, plus (b) 10 contingent value rights (each, a “CVR”) per ADS, or one CVR per ordinary share or non-voting ordinary share, together representing a right to receive $0.10 per CVR, without interest, if regulatory approval is granted by the U.S. Food and Drug Administration (“FDA”) for the commercial marketing and sale of OTL-200 in the United States for the treatment of metachromatic leukodystrophy (“MLD”), which includes as an intended patient population both (x) pediatric patients with late infantile forms of MLD, and (y) pediatric patients with early juvenile forms of MLD, in each case that are pre-symptomatic or without clinical manifestations of the disease, on or before 11:59 p.m. Eastern Time on December 31, 2024.

The transaction has been unanimously approved by both company’s Boards of Directors and is expected to close in the first quarter of 2024, subject to Orchard shareholder approval, receipt of applicable regulatory approvals and other customary closing conditions.

Warrants outstanding as of the date of the Transaction Agreement will continue to be satisfied in accordance with their terms.

Following the completion of the acquisition, the Company will become a wholly-owned subsidiary of Kyowa Kirin and will cease to be a Nasdaq-listed company.

Recent Developments

In January 2022, the Company began to generate revenue from product sales of Libmeldy™ in Europe following the approval of Libmeldy by the European Commission in December 2020 for the treatment of early onset MLD, characterized by biallelic mutations in the arylsulfatase-A ("ARSA") gene leading to a reduction of the ARSA enzymatic activity in children with (i) late infantile or early juvenile forms, without clinical manifestations of the disease, or (ii) the early juvenile form, with early clinical manifestations of the disease, who still have the ability to walk independently and before the onset of cognitive decline.

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

On October 5, 2023, the Company entered into the Transaction Agreement with Kyowa Kirin as described above.

Risks and Uncertainties

The Company’s business is subject to risks and uncertainties common to companies in the biotechnology industry. There can be no assurance that the Company’s commercialization, research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful in gaining regulatory approval, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

Through September 30, 2023, the Company funded its operations primarily with proceeds from the sale of equity securities. The Company has also financed its operations through proceeds from the Company’s senior term facilities agreement with MidCap Financial (Ireland) Limited, research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from the Company’s collaboration agreement and share purchase agreement with Pharming Group N.V., proceeds from the sales of the Company's Libmeldy product, and reimbursements associated with two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program. The Company has incurred recurring losses since its inception and expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents, and marketable securities on hand as of September 30, 2023, of $125.4 million, together with expected proceeds from sales of Libmeldy, will be sufficient to fund its operations, capital expenditures and debt service payments for at least twelve months from the date of filing of this Form 10-Q. If the acquisition by Kyowa Kirin does not close, the Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Under these circumstances, the Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's shareholders. If the acquisition by Kyowa Kirin does not close, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the research and development tax credit receivable, share-based compensation, collaboration agreement milestones, variable consideration in revenue recognition, operating lease assets and liabilities, valuation of PIPE Warrant (as defined in Note 12) and PIPE Unit liabilities (as defined in Note 12), and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Foreign currency

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for shareholders’ equity and weighted average exchange rates for operating results. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. dollar, British pounds sterling, and Euro exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations. The Company recorded realized and unrealized foreign currency transaction gains of $3.0 million for the nine months ended September 30, 2023, and realized and unrealized foreign currency transaction losses of $47.1 million for the nine months ended September 30, 2022, which is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

Accounts receivable

Accounts receivable arise from product revenue and amounts due from the Company's collaboration partners and have payment terms that generally require payment within 30 to 90 days. For some Libmeldy customers, our payment terms can range from 30 days to under one year. The amount from product revenue represents amounts due from customers and treatment centers in Europe, which are recorded net of reserves for trade discounts and allowances, and other incentives to the extent such amounts are payable to the customer by the Company. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer's inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. During the three and nine months ended September 30, 2023, the Company did not record any expected credit losses related to outstanding accounts receivable.

Restricted cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the Company’s condensed consolidated balance sheets. The Company has an outstanding letter of credit for $3.0 million associated with a lease and is required to hold this amount in a standalone bank account, as of September 30, 2023, and December 31, 2022. The Company is also contractually required to maintain cash collateral accounts associated with corporate credit cards and other leases in the amount of $1.3 million at September 30, 2023 and December 31, 2022.

Cash, cash equivalents, and restricted cash were comprised of the following (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$23,469	$68,424
Restricted cash	4,215	4,215
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$27,684	$72,639

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

3. Fair value measurements and marketable securities

Fair value measurements

The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2023, and December 31, 2022, and indicate hierarchy of valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$7,285	$—	$—	$7,285
Total cash equivalents	$7,285	$—	$—	$7,285
Marketable securities
U.S. government securities	$—	$17,462	$—	$17,462
U.S. treasuries	—	18,726	—	18,726
Corporate bonds	—	15,340	—	15,340
Commercial paper	—	50,416	—	50,416
Total marketable securities	$—	$101,944	$—	$101,944
Total Assets	$7,285	$101,944	$—	$109,229

Liabilities
PIPE Warrant liability	$—	$—	$21,068	$21,068
Total Liabilities	$—	$—	$21,068	$21,068

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$1,239	$—	$—	$1,239
U.S. treasuries	—	6,600	—	6,600
U.S. government securities	—	5,200	—	5,200
Commercial paper	—	14,122	—	14,122
Total cash equivalents	$1,239	$25,922	$—	$27,161
Marketable securities
U.S. government securities	$—	$1,984	$—	$1,984
Corporate bonds	—	25,475	—	25,475
Commercial paper	—	47,867	—	47,867
Total marketable securities	$—	$75,326	$—	$75,326
Total Assets	$1,239	$101,248	$—	$102,487

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

The fair value of the PIPE Warrants was estimated using the Black-Scholes option pricing model, which was then adjusted by the weighted probability of the timing of the anticipated achievement of FDA marketing approval of OTL-200 in the United States and further adjusted by the probability of the occurrence of achievement of FDA marketing approval for the sale of OTL-200 in the United States.

The fair value of the PIPE Units prior to the second closing of the 2023 Private Placement was estimated as the residual of the fair value of the share and warrant units to be sold in the second closing minus the second closing sales price of the share and warrant units to be sold. To calculate the fair value of the shares to be sold in the second closing, the Company utilized the stock price of its ADSs as of the valuation date and discounted it using a discount for lack of marketability ("DLOM") relating to the unregistered status of the shares.

The second closing was completed in June 2023, upon which, the Company recorded a final fair value adjustment in the statement of operations and derecognized the value ascribed to the PIPE Units instrument on the balance sheet. The fair value of the PIPE Units at the time of the second closing was calculated by estimating the fair value of the PIPE Warrants and the unregistered shares issued in the second closing. To calculate the fair value of the shares issued in the second closing, the Company utilized the stock price of its ADSs as of the valuation date and discounted it using a DLOM relating to the unregistered status of the shares.

The significant unobservable inputs used in the valuation model to measure the PIPE Warrant and PIPE Unit liabilities are as follows at the issuance date and as of March 31, 2023:

	PIPE Unit Liability		PIPE Warrants
	March 10, 2023	March 31, 2023	March 10, 2023	March 31, 2023
Black-Scholes inputs	(Issuance date)		(Issuance date)
Anticipated common stock price (at exercise date)	$10.14 - $10.46	$10.23 - $10.49	$10.00 - $10.31	$10.13 - $10.38
Expected term (in years)	1.08 - 1.84	1.08 - 1.84	1.39 - 2.14	1.33 - 2.08
Expected volatility	72.9% - 76.0%	71.7% - 77.4%	72.9% - 76.0%	71.7% - 77.4%

Other significant unobservable inputs
Implied probabilities of occurrence of Second Closing and FDA Approval	47.0% - 59.0%
Discount for lack of marketability	11.9% - 12.5%

The significant unobservable inputs used in the valuation models during the three months ended June 30, 2023, to measure the fair value of the PIPE Warrants and PIPE Units are as follows:

	PIPE Unit Liability		PIPE Warrant Liability
Valuation date	June 22, 2023 (Issuance Date)		June 30, 2023
Expected warrant exercise date	July 30, 2024	April 30, 2025	July 30, 2024	April 30, 2025
Black-Scholes inputs
Anticipated common stock price (at exercise date)	$10.40	$10.07	$10.39	$10.07
Expected term (in years)	1.11	1.86	1.08	1.84
Expected volatility	75.0%	74.8%	75.6%	74.5%

Other significant unobservable inputs
Implied probabilities of occurrence of FDA approval	30.5%		34.6%
Discount for lack of marketability	5.0%		0%

The significant unobservable inputs used in the valuation models during the three months ended September 30, 2023, to measure the fair value of the PIPE Warrants and PIPE Units are as follows:

	PIPE Warrant Liability
Valuation date	September 30, 2023
Expected warrant exercise date	July 30, 2024	April 30, 2025
Black-Scholes inputs
Anticipated common stock price (at exercise date)	$11.00	$9.50
Expected term (in years)	0.83	1.58
Expected volatility	77.6%	71.7%

Other significant unobservable inputs
Implied probabilities of occurrence of FDA approval	65.0%
Discount for lack of marketability	0%

The following table provides a rollforward of the aggregate fair values of the Company’s PIPE Warrant liability and PIPE Unit liability, for which fair values are determined using Level 3 inputs (in thousands):

	PIPE Unit Liability	PIPE Warrant Liability
Balance at December 31, 2022	$—	$—
Issuances during period	25	11,098
Change in fair value	(9,668)	9,970
Settlement of PIPE Unit liability upon Second Closing	9,643	—
Balance at September 30, 2023	$—	$21,068

Marketable securities

The following tables summarize the amortized cost and fair value of the Company's available-for-sale marketable securities (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$17,470	$3	$(10)	$—	$17,462
U.S. treasuries	18,731	—	(5)	—	$18,726
Corporate bonds	15,415	—	(75)	—	$15,340
Commercial paper	50,448	—	(32)	—	50,416
Total	$102,064	$3	$(122)	$—	$101,944

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Credit Losses	Fair Value
U.S. government securities	$7,188	$1	$(6)	$—	$7,183
U.S. treasuries	6,599	1	—	—	$6,600
Corporate bonds	25,656	—	(180)	—	$25,476
Commercial paper	62,038	3	(52)	—	61,989
Total	$101,481	$5	$(238)	$—	$101,248

All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of September 30, 2023.

There were no realized gains or losses recognized on investments in the statement of operations for the three and nine months ended September 30, 2023.

The following table summarizes the Company’s available-for-sale marketable securities by contractual maturity, as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Maturities in one year or less	$97,086	$98,277
Maturities between one and three years	4,858	2,971
Total	$101,944	$101,248

4. Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$983	$3,193
Work in process	5,655	207
Total inventory	$6,638	$3,400

The Company currently has $5.4 million of inventory capitalized related to Libmeldy in Europe that is currently seeking regulatory approval for certain process modifications.

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid external research and development expenses	$1,797	$881
Other prepayments	2,199	1,817
VAT receivable	894	1,077
Non-trade receivables	1,659	1,851
Rent deposits	902	960
Total prepaid expenses and other current assets	$7,451	$6,586

6. Research and development tax credit receivable

The following table below outlines the changes to the research and development tax credit receivable, including amounts recognized as an offset to research and development expense during the periods (amounts in thousands):

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Balance at beginning of period	$10,626	$15,176	$5,942	$30,723
Recognition of credit claims as offset to research and development expense	1,393	1,974	5,764	7,075
Receipt of credit claims	—	—	—	(18,390)
Foreign currency translation	(413)	(1,363)	(100)	(3,621)
Balance at end of period	$11,606	$15,787	$11,606	$15,787

The Company's tax credit receivable from the UK government was approximately $11.6 million as of the September 30, 2023. During the three months ended June 30, 2023, the Company recorded $2.3 million of additional tax credits related to a change in estimate associated with its U.K. research and development tax credit receivable claim for fiscal year 2022 ($8.2 million) and estimate of its 2023 claim through September 30, 2023 ($3.4 million). The change in estimate was based on the results of a tax credit analysis associated with the Company’s qualified projects and research and development expenditures completed during the three months ended June 30, 2023 to finalize the 2022 U.K. tax return. This amount was recorded as an offset to research and development expense.

7. Intangible assets, net

Intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	As of September 30, 2023
	Cost	Accumulated Amortization	Net
License milestones	$4,088	$(767)	$3,321
Total	$4,088	$(767)	$3,321

	As of December 31, 2022
	Cost	Accumulated Amortization	Net
License milestones	$4,069	$(509)	$3,560
Total	$4,069	$(509)	$3,560

License intangibles consist of capitalized milestone payments made upon receiving regulatory approval of Libmeldy in Europe. The license intangibles are being amortized on a straight-line basis over the remaining useful life of approximately twelve years. For the three and nine months ended September 30, 2023, amortization of intangible assets totaled $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2022, amortization of intangible assets totaled $0.1 million and $0.3 million, respectively. The effect of foreign currency translation on the net carrying value of intangible assets for the three and nine months ended September 30, 2023, was less than $0.1 million. The effect of foreign currency translation on the net carrying value of intangible assets for each of the three and nine months ended September 30, 2022, was $0.2 million and $0.4 million, respectively. The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of September 30, 2023
2023 (remaining three months)	$86
2024	347
2025	347
2026	347
2027	347
Thereafter	1,847
Total	$3,321

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued external research and development expenses	$9,915	$11,230
Accrued payroll and related expenses	9,710	12,312
Accrued professional fees	4,126	2,263
Accrued other	2,334	2,647
Accrued governmental rebates	3,910	2,300
Strimvelis liability - current portion	—	3,685
Total accrued expenses and other current liabilities	$29,995	$34,437

9. Notes payable

In May 2019, the Company entered into a senior term facilities agreement, which was amended in April 2020 (the “Original Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), as agent, and additional lenders from time to time (together with MidCap Financial, the “Lenders”), to borrow up to $75.0 million in term loans.

In May 2021, the Company amended and restated the Original Credit Facility (the “Amended Credit Facility”). Under the Amended Credit Facility, the Lenders agreed to make term loans available to the Company in the aggregate amount of $100.0 million, including increasing the principal on the initial term loan to $33.0 million, from $25.0 million. In January 2023, the Company amended and restated the credit facility to change the reference rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). As of September 30, 2023, the Company has borrowed $33.0 million under the Amended Credit Facility.

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

Notes payable consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Notes payable, net of issuance costs	$24,961	$31,970
Less: current portion	(9,429)	(9,429)
Notes payable, net of current portion	15,532	22,541
Accretion related to final payment	630	450
Notes payable, long term	$16,162	$22,991

As of September 30, 2023, the estimated future principal payments due are as follows (in thousands):

Aggregate Minimum Payments
2023 (remaining three months)	$2,357
2024	9,429
2025	9,429
2026	5,084
Total	26,299
Less current portion	(9,429)
Less unamortized portion of final payment	(525)
Less unamortized debt issuance costs	(183)
Notes payable, long term	$16,162

During the three months ended September 30, 2023 and 2022, the Company recognized $0.8 million and $0.8 million of interest expense related to the term loan, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $2.7 million and $2.1 million of interest expense related to the term loan, respectively. The effective annual interest rate as of September 30, 2023, was approximately 12.62%.

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

A holder of the Non-Voting Ordinary Shares may elect to have some or all of such holder’s Non-Voting Ordinary Shares redesignated as Ordinary Shares by providing a written notice in a form reasonably acceptable to the Company, specifying the number of Non-Voting Ordinary Shares it wishes to have redesignated as Ordinary Shares. Upon the redesignation of the Non-Voting Ordinary Shares to Ordinary Shares, such Ordinary Shares shall rank pari passu with the other Ordinary Shares of the Company in all respects. The holders of Non-Voting Shares are subject to certain ownership restrictions as described in the Securities Purchase Agreement, dated March 6, 2023 (the "Purchase Agreement"), including that no purchaser of Non-Voting Ordinary Shares may redesignate such shares if the holder would own in excess of 19.99% of the total number of Ordinary Shares of the Company (including Ordinary Shares that may be represented by ADSs) outstanding immediately after giving effect to such redesignation.

At the Company's Annual General Meeting of Shareholders in June 2023, the Company received authority to allot (1) up to a maximum nominal value of £15,158,359 to any new shares (including both Ordinary Shares and Non-Voting Ordinary Shares) pursuant to the Purchase Agreement (the "PIPE Authority") and (2) up to a maximum nominal value of £18,398,450 to any new shares (including both Ordinary Shares and Non-Voting Ordinary Shares) (the "General Authority"). The General Authority was in addition to the previous authority granted to the Board of Directors on June 16, 2021 to grant shares up to a maximum aggregate nominal amount of £13,023,851.50, of which approximately £5,526,095.70 remains (the "2021 Authority"). As of September 30, 2023, the Company had 45,705,326 Non-Voting Ordinary shares issued and outstanding and had 181,567,883 Ordinary Shares issued and outstanding. As of September 30, 2023, the Company has a remaining nominal value of £10,908,359 it can issue in new shares under the PIPE Authority and £23,924,546 it can issue in any new shares under the General Authority.

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

11. Share-based compensation

The Company maintains four equity compensation plans: the Orchard Therapeutics Limited Employee Share Option Plan with Non-Employee Sub-Plan and U.S. Sub-Plan (the “2016 Plan”), the Orchard Therapeutics plc 2018 Share Option and Incentive Plan (the “2018 Plan”), the 2018 Employee Share Purchase Plan (the “ESPP”), and the 2020 Inducement Equity Plan (the “Inducement Plan”). The board of directors has determined it will not make any further awards under the 2016 plan. As of September 30, 2023, there were 12,748,750 ordinary shares available for grant under the 2018 Plan, 730,500 ordinary shares available for grant under the Inducement Plan, and 1,460,590 ordinary shares available for grant under the ESPP.

The number of options and restricted stock units, the weighted average grant date fair value per stock option and per share, and the weighted average exercise price in the tables below are all shown below on a per ordinary share basis. The Company’s ADSs that are listed on the NASDAQ Capital Market each represent ten ordinary shares.

Share option activity

Share options generally vest over a four-year period.

The following table summarizes option activity for ordinary shares under the plans for the nine months ended September 30, 2023:

	Ordinary Shares	Weighted Average Exercise Price per Ordinary Share
Outstanding at December 31, 2022	16,424,167	$1.56
Granted	5,184,380	0.49
Exercised	(370,430)	0.16
Forfeited	(1,068,387)	3.32
Outstanding at September 30, 2023	20,169,730	$1.21
Vested and expected to vest at September 30, 2023	20,169,730	$1.22
Exercisable at September 30, 2023	11,303,310	$1.73

The total intrinsic value of options exercised was $0.1 million for the three and nine months ended September 30, 2023. The weighted-average grant date fair value of ordinary share options granted during the nine months ended September 30, 2023 and 2022, was $0.28 and $0.32 per ordinary share, respectively. As of September 30, 2023, total unrecognized compensation cost related to options was $8.1 million. This amount is expected to be recognized over a weighted average period of 2.40 years.

Restricted share units

Performance-based restricted share units

In April 2020, the Company granted 195,000 performance-based restricted share units (“RSUs”), representing 19,500 ADSs, with a total grant date fair value of $1.4 million to its Chief Executive Officer, Bobby Gaspar, M.D., Ph.D. Dr. Gaspar earns one-third of the award for each of the first three to occur of four milestones (65,000 RSUs are earned for each achieved milestone). The milestones relate to specific clinical and regulatory goals which have to be achieved before December 31, 2023 in order for the underlying RSUs to be eligible to vest. Vesting for any earned shares occurs on January 2, 2024, so long as Dr. Gaspar remains continuously employed with the Company through that date. The Company determined that two of the milestones were probable of being achieved and recognized stock-compensation expense of $0.1 million and $0.9 million for the three and nine months ended September 30, 2023.

Time-based restricted share units

Time-based restricted share units generally vest in equal annual installments over a three-year period.

Restricted share unit activity

The following table summarizes award activity for the nine months ended September 30, 2023:

	Performance-based RSUs	Time-based RSUs	Total RSUs	Weighted Average Grant Date Fair Value per Ordinary Share
Unvested at December 31, 2022	195,000	1,868,876	2,063,876	$0.55
Granted	—	1,720,200	1,720,200	0.46
Vested	—	(649,400)	(649,400)	0.57
Forfeited	—	(304,836)	(304,836)	0.46
Unvested at September 30, 2023	195,000	2,634,840	2,829,840	$0.55

As of September 30, 2023, total unrecognized compensation cost related to time-based RSUs was $0.9 million. This amount is expected to be recognized over a weighted average period of 1.86 years. As of September 30, 2023, the total unrecognized compensation cost related to performance-based RSUs for which vesting was deemed probable was $0.1 million, which is expected to be recognized over a period of 0.25 years. As of September 30, 2023, the total unrecognized compensation cost related to performance-based RSUs for which vesting was deemed not probable was $0.5 million, the timing of recognition will be dependent upon achievement of remaining milestones.

Share-based compensation expense

Share-based compensation expense related to share options, restricted share unit awards, and the employee stock purchase plan was classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Research and development	$966	$1,445	$3,227	$5,151
Selling, general and administrative	1,502	2,023	5,331	6,933
Total	$2,468	$3,468	$8,558	$12,084

Total share-based compensation by award type was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Ordinary share options	$2,203	$3,260	$7,011	$11,531
Restricted ordinary share units	265	208	1,547	553
Total	$2,468	$3,468	$8,558	$12,084

12. Private placement transaction

On March 6, 2023, the Company entered into the SPA with several investors, pursuant to which the Company agreed to sell, in an unregistered offering (the “2023 Private Placement”), up to an aggregate of (i) 99,166,900 ordinary shares and non-voting ordinary shares, nominal value £0.10 per share (collectively, the “Shares”) and (ii) warrants to purchase an aggregate of 109,083,590 ordinary shares or non-voting ordinary shares. The 2023 Private Placement consisted of two closings, referred to herein as the "First Closing" and "Second Closing". At each closing, the Shares were sold in fixed combinations with the warrants as units, with each unit consisting of 10 Shares and 1 accompanying warrant to purchase 11 shares. The warrants are contingently exercisable for 30 days following (i) the Company’s public announcement of its receipt of marketing approval of its biologics license application (“BLA”) submitted to the FDA with respect to OTL-200 (the “Vesting Event”) and (ii) receipt of shareholder approval to increase the number of authorized shares. The shareholder approval to increase the number of authorized shares has since been achieved. Each warrant will have an exercise price equal to $1.10 per share in the event the Vesting Event occurs on or prior to December 31, 2024, and $0.95 per ordinary share or non-voting ordinary share in the event the Vesting Event occurs after December 31, 2024. The warrants will expire at the conclusion of the 30-day exercise period or on March 10, 2026, whichever is earlier. Each warrant holder has the option, in their sole discretion, to exercise the warrants for either ordinary shares or non-voting ordinary shares.

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

On June 22, 2023, the Company completed the Second Closing and issued and sold (i) 13,408,074 ordinary shares, (ii) 29,091,926 non-voting ordinary shares, and (iii) warrants to purchase an aggregate of 46,750,000 ordinary shares or non-voting ordinary shares, at a purchase price of $8.00 per unit (collectively, the “PIPE Units”). The Second Closing was contingent upon (x) the Company’s announcement of its intention to file a BLA submission following receipt of the minutes from the FDA in connection with the Company’s pre-BLA meeting for OTL-200, provided such minutes do not expressly advise the Company not to proceed with a BLA submission, and (y) shareholder approval to increase the number of authorized shares.

The Company generated gross proceeds of $34.0 million from the Second Closing before deducting offering expenses of $1.2 million payable by the Company. The warrants issued in the First Closing and the Second Closing of the 2023 Private Placement are referred to collectively herein as the “PIPE Warrants”.

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

Upon the First Closing on March 10, 2023, the Company determined that the ordinary shares met the criteria for equity classification. The PIPE Warrants issued in the First Closing and the PIPE Units that were issued in the Second Closing did not meet the criteria for equity classification due to the lack of sufficient authorized and unissued shares and the price adjustment feature depending on the timing of the occurrence of a Vesting Event. The Company reclassified the ordinary shares to equity and recorded a mark-to-market gain of $3.6 million, which represents the change in fair value of the ordinary shares between March 6, 2023, and March 10, 2023. As a result of the First Closing, the Company recorded $24.0 million to equity. The Company incurred issuance costs of $1.1 million which were contingent on the closing of the SPA. These issuance costs were allocated between the ordinary shares, PIPE Warrants, and PIPE Units, on a relative fair value basis. Issuance costs of $0.9 million allocated to the ordinary shares were recognized as a discount to the ordinary shares recorded in permanent equity. Issuance costs of $0.2 million allocated to the PIPE Warrants and PIPE Units were expensed within other income (expense) on the unaudited condensed consolidated statement of operations and comprehensive loss.

Upon the Second Closing on June 22, 2023, the PIPE Units were settled. The Company recognized a final fair value adjustment to the PIPE Units immediately prior to the Second Closing. The fair value adjustment was a gain of $9.7 million which was recorded within other income (expense) on the unaudited condensed consolidated statement of operations and comprehensive loss. Upon issuance of the shares and warrants under the Second Closing, the Company recorded $19.7 million to equity, recorded $4.6 million to the PIPE Warrants liability, and derecognized the PIPE Units asset of $9.6 million. The Company incurred issuance costs of $1.2 million. These issuance costs were allocated between the ordinary shares and the PIPE Warrants on a relative fair value basis. Issuance costs of $1.0 million allocated to the ordinary shares were recognized as a discount to the ordinary shares recorded in permanent equity. Issuance costs of $0.2 million allocated to the PIPE Warrants were expensed within other income (expense) on the unaudited condensed consolidated statement of operations and comprehensive loss.

The PIPE Warrants are classified within non-current liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2023, and will be adjusted to fair value at each subsequent balance sheet date until the warrants are reclassified to equity or settled. Changes in the fair value of the PIPE Warrants are recognized as a component of other income (expense) in the unaudited condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2023, the Company recognized changes in fair value resulting in a loss of $8.8 million and a loss of $10.0 million, respectively, related to the PIPE Warrants. As of September 30, 2023, warrants to purchase an aggregate of 109,083,590 ordinary shares or non-voting ordinary shares were issued and outstanding, and none were exercisable.

The PIPE Units are no longer outstanding as of September 30, 2023. Changes in the fair value of the PIPE Units were recognized as a component of other income (expense), net in the unaudited condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2023, the Company recognized changes in fair value resulting in a gain of $9.6 million related to the PIPE Units.

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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Balance at beginning of period	$838	$6
Charged to expense	—	2,481
Non-cash adjustments and foreign currency translation	(206)	(760)
Payments made	(632)	(1,727)
Balance at end of period	$—	$—

There was no restructuring activity in the nine months ended September 30, 2023.

14. Product revenue, net

The following table presents the Company's net revenue by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Libmeldy	$5,559	$4,781	$12,744	$12,985
Strimvelis	—	596	—	1,232
Total	$5,559	$5,377	$12,744	$14,217

Activity in each of the product revenue allowance and reserve categories for Libmeldy is summarized as follows (in thousands):

	Trade discounts and allowances	Government rebates	Total
Balance as of December 31, 2022	$4,390	$2,300	$6,690
Provision Related to sales in the current year	5,191	1,655	6,846
Credits and payments made during the period	(8,421)	—	(8,421)
Foreign currency translation	—	(45)	(45)
Balance as of September 30, 2023	$1,160	$3,910	$5,070

The total reserves described above are summarized as components of the Company's condensed consolidated balance sheets as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Reduction of accounts receivable, net	$1,160	$4,390
Component of accrued expenses and other current liabilities	3,910	2,300
Total revenue-related reserves	$5,070	$6,690

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

Under the terms of the Collaboration Agreement, Pharming was granted worldwide rights to OTL-105 and will be responsible for clinical development, regulatory filings and commercialization of the investigational gene therapy, including associated costs. The Company will lead the completion of pre-clinical IND-enabling activities and oversee manufacturing of OTL-105 during pre-clinical and clinical development, which will be funded by Pharming. In addition, both the Company and Pharming will explore the application of less toxic conditioning regimen for use with OTL-105 administration.

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

For the three and nine months ended September 30, 2023, the Company recognized collaboration revenue under the Collaboration Agreement of $0.7 million and $2.1 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized collaboration revenue under the Collaboration Agreement of $0.4 million and $1.5 million, respectively. As of September 30, 2023 there is $0.7 million and $10.3 million of current and long-term deferred revenue, respectively, related to the Collaboration Agreement.

16. Income taxes

The Company recorded an income tax expense of $1.0 million and an income tax benefit of $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded income tax expense of $1.0 million and an income tax benefit of $1.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company records no income tax benefits for the net operating losses incurred in each period in the U.K due to the uncertainty regarding the realizability of the deferred tax asset. The Company's income tax relates to its subsidiaries in Europe and the U.S. The Company's income tax computed at its effective income tax rate for the three and nine months ended September 30, 2023 and 2022 differed from income taxes computed at the U.K. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income, U.S. tax credits, share-based compensation, and provision to return adjustments recorded for the US and certain European subsidiaries.

17. Commitments and contingencies

Legal proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Manufacturing and technology development master agreement with AGC Biologics

The Company is party to an Agreement with AGC Biologic S.p.A (“AGC”) pursuant to which the Company is obligated to pay AGC for a minimum product manufacturing commitment, dedicated manufacturing and development resources, and for a lease component associated with the right of use of exclusive manufacturing suites within AGC’s existing facilities. The following table outlines the current commitments associated with the agreement, as of September 30, 2023 (amounts in thousands):

Due in:	Product manufacturing commitments	Dedicated manufacturing and development resources	Exclusive transduction suites	Total AGC Commitment
2023 (remaining three months)	$486	$1,423	$—	$1,909
2024	1,946	6,450	2,162	10,558
2025	973	3,225	1,081	5,279
Total manufacturing commitments	$3,405	$11,098	$3,243	$17,746

Tabular disclosure above has been translated to U.S. Dollar, from Euro, using the period end exchange rate of €1.00 to $1.08.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its unaudited condensed consolidated financial statements as of September 30, 2023.

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

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were excluded from the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	September 30,
	2023	2022
Share options	16,822,522	13,134,055
Unvested restricted share units	3,019,163	2,326,543
Ordinary shares to be issued upon exercise of warrants (1)	109,083,590	—
	128,925,275	15,460,598

(1) The warrants included in the table are exercisable subject to future contingencies (See Note 12)

19. Subsequent Event

On October 5, 2023, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Kyowa Kirin Co., Ltd., a Japanese joint stock company (kabushiki kaisha) (“Kyowa Kirin”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Kyowa Kirin will (either directly or via a nominee) acquire the entire issued and outstanding share capital of Orchard pursuant to a court-sanctioned scheme of arrangement.

Pursuant to the Transaction Agreement, at closing (the “Effective Time”), all outstanding shares of the Company (including ordinary shares, non-voting ordinary shares and ADSs) then issued and outstanding will be transferred to Kyowa Kirin (or its nominee). Holders of shares at the Effective Time will be entitled to receive (a) $16.00 in cash, without interest, per ADS, less certain fees assessed by the ADS depositary, or $1.60 in cash, without interest per ordinary share or non-voting ordinary share, plus (b) 10 contingent value rights (each, a “CVR”) per ADS, or one CVR per ordinary share or non-voting ordinary share, together representing a right to receive $0.10 per CVR, without interest, if regulatory approval is granted by the FDA for the commercial marketing and sale of OTL-200 in the United States for the treatment of MLD, which includes as an intended patient population both (x) pediatric patients with late infantile forms of MLD, and (y) pediatric patients with early juvenile forms of MLD, in each case that are pre-symptomatic or without clinical manifestations of the disease, on or before 11:59 p.m. Eastern Time on December 31, 2024.

The transaction has been unanimously approved by both company’s Boards of Directors and is expected to close in the first quarter of 2024, subject to Orchard shareholder approval, receipt of applicable regulatory approvals and other customary closing conditions.

Warrants outstanding as of the date of the Transaction Agreement will continue to be satisfied in accordance with their terms.

Following the completion of the acquisition, the Company will become a wholly-owned subsidiary of Kyowa Kirin and will cease to be a Nasdaq-listed company.

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

Business overview

Orchard Therapeutics plc is a global gene therapy company dedicated to ending the devastation caused by genetic and other severe diseases by discovering, developing and commercializing new treatments using the curative potential of hematopoietic stem cell (HSC) gene therapy. In this approach, a patient’s own blood stem cells are genetically modified outside of the body and then reinserted, with the goal of correcting the underlying cause of disease in a single treatment. We are advancing a pipeline spanning pre-clinical, clinical and commercial stage HSC gene therapies designed to address serious diseases where the burden is immense for patients, families and caregivers and current treatment options are limited or do not exist.

Since our inception in 2015, we have devoted substantially all of our resources to conducting research and development of our product candidates, in-licensing and acquiring rights to our product candidates, commercializing Libmeldy in Europe, business planning, raising capital and providing general and administrative support for our operations. To date, we have financed our operations primarily with proceeds from the sale of equity securities. We have also financed our operations through proceeds from our senior term facilities agreement (the “Amended Credit Facility”) with MidCap Financial (Ireland) Limited (“MidCap Financial”), research grants from the California Institute of Regenerative Medicine (“CIRM”), upfront payments from our collaboration agreement with Pharming Group N.V., proceeds from the sales of Libmeldy, and proceeds associated two UK research and development tax relief programs, the Small and Medium-sized Enterprises research and development tax credit (“SME”) program and the Research and Development Expenditure (“RDEC”) program.

We have incurred significant operating losses since our inception. With the approval of Libmeldy in Europe, we are now transitioning from a primarily clinical development stage company to a commercial stage company. We plan to continue the implementation of our commercialization plan for Libmeldy and our near-term plans for commercialization include:

•
Filing for marketing approval of OTL-200 in new countries and geographies, including an ongoing review in Switzerland by Swissmedic and acceptance of our biologics license application (BLA) by the U.S. FDA in September 2023. The FDA has set a Prescription Drug User Fee Act (PDUFA) action date for the BLA of March 18, 2024;
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

Our net losses were $65.0 million and $142.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $965.9 million. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $125.4 million. Our losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. As a result, if our transaction with Kyowa Kirin does not close, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.

Recent developments

Kyowa Kirin Transaction

On October 5, 2023, we entered into a Transaction Agreement (the “Transaction Agreement”) with Kyowa Kirin Co., Ltd., a Japanese joint stock company (kabushiki kaisha) (“Kyowa Kirin”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Kyowa Kirin will (either directly or via a nominee) acquire our entire issued and outstanding share capital of Orchard pursuant to a court-sanctioned scheme of arrangement.

Pursuant to the Transaction Agreement, at closing (the “Effective Time”), all outstanding shares of the Company (including ordinary shares, non-voting ordinary shares and ADSs) then issued and outstanding will be transferred to Kyowa Kirin (or its nominee). Holders of shares at the Effective Time will be entitled to receive (a) $16.00 in cash, without interest, per ADS, less certain fees assessed by the ADS depositary (or $1.60 in cash, without interest per ordinary share or non-voting ordinary share) plus (b) 10 contingent value rights (each, a “CVR”) per ADS (or one CVR per ordinary share or non-voting ordinary share), together representing a right to receive $1.00 in cash (or $0.10 per CVR), without interest, if regulatory approval is granted by the FDA for the commercial marketing and sale of OTL-200 in the United States for the treatment of MLD, which includes as an intended patient population both (x) pediatric patients with late infantile forms of MLD, and (y) pediatric patients with early juvenile forms of MLD, in each case that are pre-symptomatic or without clinical manifestations of the disease, on or before 11:59 p.m. Eastern Time on December 31, 2024.

The transaction has been unanimously approved by both company’s Boards of Directors and is expected to close in the first quarter of 2024, subject to Orchard shareholder approval, receipt of applicable regulatory approvals and other customary closing conditions.

Warrants outstanding as of the date of the Transaction Agreement will continue to be satisfied in accordance with their terms.

Following the completion of the acquisition, we will become a wholly-owned subsidiary of Kyowa Kirin and will cease to be a Nasdaq-listed company.

Additional Matters

In August 2023, we announced that we had completed our rolling BLA submission for OTL-200 for the treatment of early onset MLD. The rolling BLA was accepted for filing by the FDA in September 2023 and the FDA has set a PDUFA action date for a decision on March 18, 2024.

In July 2023, the marketing authorization for Strimvelis was transferred to Fondazione Telethon, a non-profit organization recognized by the Italian Ministry of Education, Universities and Research, upon formal approval by the European Commission. As marketing authorization holder, Fondazione Telethon will assume the outstanding obligations relating to the program, and we will no longer receive revenue from sales of or incur costs associated with Strimvelis.

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

Components of our results of operations

Product revenue, net

We recognize product revenue, net, from sales of Libmeldy in Europe. Product revenue is recorded net of estimates of variable consideration. We expect that future sales of Libmeldy will fluctuate quarter over quarter. The marketing authorization for Strimvelis was transferred to Fondazione Telethon on July 17, 2023, and we will not recognize future revenue from sales of Strimvelis.

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

Cost of product sales

Cost of sales consists of costs to manufacture, including raw materials, distribute and administer Libmeldy and royalty payments due to third parties that are tied to sales.

A portion of our inventory includes raw materials that were expensed prior to approval of Libmeldy, referred to as zero cost inventories. As such, cost of sales for newly launched products will often not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is purchased, manufactured and sold. Therefore, the cost of product sales for Libmeldy reflects a portion but not all of the manufacturing costs of our products.

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
•
costs related to research and development associated with our collaboration with Pharming;
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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued research and development expenses. United Kingdom research and development tax credits are recorded as an offset to research and development expense. Amortization of the Strimvelis loss provision is also recorded as an offset to research and development expense. The marketing authorization for Strimvelis was transferred to Fondazione Telethon on July 17, 2023, and we will not recognize any future amortization of loss provisions or any development costs from Strimvelis.

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

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in our executive, finance, commercial, corporate and business development, and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. Selling, general and administrative expenses also include distributor-related fees related to product sales analogous to a commission in arrangements where the distributor is considered to be an agent. The marketing authorization for Strimvelis was transferred to Fondazione Telethon on July 17, 2023, and we will not recognize any future selling, general or administrative costs from Strimvelis.

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

The fair value of the PIPE Warrants was estimated using the Black-Scholes option pricing model, which was then adjusted by the weighted probability of the timing of the anticipated achievement of FDA marketing approval of OTL-200 in the United States and further adjusted by the probability of the occurrence of achievement of FDA marketing approval of OTL-200 in the United States.

In connection with the announcement of the Kyowa Kirin transaction in October 2023, our share price increased significantly to reflect the price being paid per ADS by Kyowa Kirin. As a result of the increased share price, we have performed some preliminary estimates of the fair value adjustment for the PIPE Warrants that we expect to record in the three months ended, December 31, 2023, assuming the transaction closes in the first quarter of 2024. Based on that preliminary analysis, we project an approximate $35 to $40 million loss relating to the fair value remeasurements of our PIPE Warrants for the three months ended December 31, 2023. These fair value remeasurements and losses do not impact our cash position in future periods.

Other (expense) income, net

Other (expense) interest, net consists of realized and unrealized foreign currency transaction gains and losses.

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
Product revenue, net	$5,559	$5,377	$182
Collaboration revenue	743	400	343
Total revenues	6,302	5,777	525
Costs and operating expenses
Cost of product revenue	1,745	1,645	100
Research and development	14,553	18,103	(3,550)
Selling, general and administrative	11,609	11,496	113
Total costs and operating expenses	27,907	31,244	(3,337)
Loss from operations	(21,605)	(25,467)	3,862
Other (expense) income:
Interest income	1,505	404	1,101
Interest expense	(932)	(799)	(133)
Changes in fair value of PIPE Warrant and PIPE Unit liabilities	(8,801)	—	(8,801)
Other (expense) income, net	(4,510)	(22,787)	18,277
Total other (expense) income, net	(12,738)	(23,182)	10,444
Net loss before income tax	(34,343)	(48,649)	14,306
Income tax (expense) benefit	(976)	1,084	(2,060)
Net loss attributable to ordinary shareholders	$(35,319)	$(47,565)	$12,246

Product revenue, net

The table below summarizes our revenue earned by product (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Libmeldy	$5,559	$4,781	$778
Strimvelis	—	596	(596)
Total product revenue, net	$5,559	$5,377	$182

For the three months ended September 30, 2023 compared to the same period in 2022, net product revenues increased $0.2 million, primarily driven by increased sales of Libmeldy, which increased by $0.8 million, primarily as a result of higher reimbursement for the patients treated in 2023. The increase in sales of Libmeldy was partially offset by a decrease in sales of Strimvelis compared to the same period in 2022. The marketing authorization for Strimvelis was transferred to Fondazione Telethon in July 2023, and we will not record product revenue for the product in the future.

Collaboration revenue

During the three months ended September 30, 2023 and 2022, we recognized revenue of $0.7 million and $0.4 million, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the three months ended September 30, 2023, consisted of costs to manufacture, distribute and administer Libmeldy and royalty payments due to third parties related to these sales. The gross margin for the three months ended September 30, 2023, was enhanced by our utilization of inventories with zero cost basis due to that inventory being manufactured prior to marketing approval and expensed at the time. Without the benefit of this inventory with zero cost basis, cost of product sales for the three months ended September 30, 2023, would have been higher by approximately $0.4 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Three Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$7,682	$5,139	$2,543
Primary immune deficiencies	(833)	1,213	(2,046)
Blood disorders	—	113	(113)
Other research and pre-clinical programs under development	1,247	947	300
Total direct research and development expenses	8,096	7,412	684
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	6,711	7,596	(885)
Share-based compensation	965	1,445	(480)
Restructuring costs	—	(125)	125
Amortization/release of Strimvelis loss provision	(2,900)	—	(2,900)
Research and development tax credit	(1,393)	(1,974)	581
Facility and other	3,074	3,749	(675)
Total indirect research and development expenses	6,457	10,691	(4,234)
Total research and development expenses	$14,553	$18,103	$(3,550)

Total direct research and development expenses increased from $7.4 million for the three months ended September 30, 2022, to $8.1 million for the three months ended September 30, 2023. The $0.7 million increase, or 9%, was primarily the result of a $2.5 million increase in costs associated with neurometabolic disorders, driven primarily by OTL-203 for MPS-IH as that program prepares to move into a registrational clinical study. The increase was offset by a $2.0 million decrease in costs associated with primary immune deficiencies programs due to de-prioritization of and decreased investment in these programs after the strategic restructuring efforts announced in March 2022. The credit recorded in the three months ended September 30, 2023 for primary immune deficiencies programs represents reimbursement of costs previously incurred by us in connection with the transfer of these programs back to the original licensors.

Total indirect research and development expenses decreased from $10.7 million for the three months ended September 30, 2022, to $6.5 million for the three months ended September 30, 2023. The $4.2 million decrease, or -40%, was primarily the result of:

•
a $0.9 million decrease in personnel related costs and a $0.5 million decrease in share-based compensation costs related to our strategic restructuring efforts announced in 2022 and associated employee terminations;
•
a $2.9 million decrease due to release of the remaining Strimvelis loss provision in the three months ended September 30, 2023, as the program was returned to Fondazione Telethon on July 17, 2023, and we do not expect to recognize any future losses on the product;
•
a $0.7 million decrease in facility and other costs due to reduced spending in manufacturing platform expenditures; offset by
•
a $0.6 million decrease in the UK research and development tax credit, which is recorded as an offset to research and development expenses incurred for qualifying programs. This decrease was driven by lower qualifying costs incurred during the period.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Three Months Ended September 30,
	2023	2022	Change
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$3,475	$4,219	$(744)
Share-based compensation	1,502	2,023	(521)
Restructuring costs	—	(107)	107
Consulting, professional, and insurance-related costs	4,353	2,700	1,653
Marketing, promotions, and advocacy	775	927	(152)
Facilities and other costs	1,504	1,734	(230)
Total selling, general, and administrative expenses:	$11,609	$11,496	$113

Selling, general and administrative expenses increased from $11.5 million for the three months ended September 30, 2022, to $11.6 million for the three months ended September 30, 2023. The $0.1 million increase, or 1%, was primarily a result of:

•
a $1.7 million increase in consulting, legal, professional, and insurance related costs incurred during the period primarily in connection with the announced Kyowa Kirin transaction; and offset by
•
a $0.7 million decrease in personnel related expenses and a $0.5 million decrease in share-based compensation expenses due to decreased headcount as a result of the strategic restructuring announced in 2022.

Other (expense) income, net

Other (expense) income, net increased from an $22.8 million loss for the three months ended September 30, 2022, to an $4.5 million loss for the three months ended September 30, 2023. During the three months ended September 30, 2023, we had net realized and unrealized losses on foreign currency transactions of $4.5 million, comprised primarily of unrealized losses, compared to net realized and unrealized losses of $22.8 million for three months ended September 30, 2022. Unrealized losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. dollar, British pounds sterling, and Euro exchange rates.

Interest expense was $0.9 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Interest income was $1.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. The increase to both interest expense and interest income is attributable to interest rate increases throughout 2023 and 2022 driven by anti-inflationary measures born from the current economic environment.

In the three months ended September 30, 2023, we incurred a $8.8 million loss relating to the fair value remeasurements of our PIPE Warrant and PIPE Unit liabilities as a result of the private placement transaction described in Note 12 to the condensed consolidated financial statements. No such changes were recorded in 2022.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
Product revenue, net	$12,744	$14,217	$(1,473)
Collaboration revenue	2,109	1,452	657
Total revenues	14,853	15,669	(816)
Costs and operating expenses
Cost of product revenue	4,301	4,338	(37)
Research and development	47,241	68,302	(21,061)
Selling, general and administrative	33,736	38,525	(4,789)
Total costs and operating expenses	85,278	111,165	(25,887)
Loss from operations	(70,425)	(95,496)	25,071
Other (expense) income:
Interest income	3,925	686	3,239
Interest expense	(2,864)	(2,146)	(718)
Changes in fair value of PIPE Warrant and PIPE Unit liabilities	3,256	—	3,256
Other (expense) income, net	2,059	(47,066)	49,125
Total other (expense) income, net	6,376	(48,526)	54,902
Net loss before income tax	(64,049)	(144,022)	79,973
Income tax (expense) benefit	(989)	1,245	(2,234)
Net loss attributable to ordinary shareholders	$(65,038)	$(142,777)	$77,739

Product revenue, net

The table below summarizes our revenue earned by product (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Libmeldy	$12,744	$12,985	$(241)
Strimvelis	—	1,232	(1,232)
Total product revenue, net	$12,744	$14,217	$(1,473)

For the nine months ended September 30, 2023, compared to the same period in 2022, net product revenues decreased by $1.5 million, primarily driven no Strimvelis patients treated in the nine months ended September 30, 2023.

Collaboration revenue

During the nine months ended September 30, 2023 and 2022, we recognized revenue of $2.1 million and $1.5 million, respectively, under our collaboration agreement with Pharming. We recognize revenue using the cost-to-cost input method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Reimbursement for research, development, and manufacturing services are recognized as the costs are incurred.

Cost of product sales

Cost of sales for the nine months ended September 30, 2023, consisted of costs to manufacture, distribute and administer Libmeldy and royalty payments due to third parties related to these sales. The gross margin for the nine months ended September 30, 2023, was enhanced by our utilization of inventories with zero cost basis due to that inventory being manufactured prior to marketing approval and expensed at the time. Without the benefit of this inventory with zero cost basis, cost of product sales for the nine months ended September 30, 2023, would have been higher by approximately $1.2 million.

Research and development expenses

The table below summarizes our research and development expenses by therapeutic area:

	Nine Months Ended September 30,
	2023	2022	Change
Direct research and development expenses by therapeutic area:
Neurometabolic disorders	$20,178	$18,986	$1,192
Primary immune deficiencies	(147)	6,870	(7,017)
Blood disorders	(72)	3,118	(3,190)
Other research and pre-clinical programs under development	3,370	3,186	184
Total direct research and development expenses	23,329	32,160	(8,831)
Research and discovery and unallocated costs
Personnel related (excluding share-based compensation)	20,416	24,641	(4,225)
Share-based compensation	3,228	5,151	(1,923)
Restructuring costs	—	1,445	(1,445)
Amortization/release of Strimvelis loss provision	(2,900)	(276)	(2,624)
Research and development tax credit	(5,764)	(7,075)	1,311
Facility and other	8,932	12,256	(3,324)
Total indirect research and development expenses	23,912	36,142	(12,230)
Total research and development expenses	$47,241	$68,302	$(21,061)

Total direct research and development expenses decreased from $32.2 million for the nine months ended September 30, 2022, to $23.3 million for the nine months ended September 30, 2023. The $8.8 million decrease, or -27%, was primarily the result of a $7.0 million decrease in costs associated with primary immune deficiencies programs and a $3.2 million decrease associated with blood disorder programs due to de-prioritization of and decreased investment in these programs after the strategic restructuring efforts announced in 2022. The decrease was offset by a $1.2 million increase in costs associated with neurometabolic disorders, driven in majority by OTL-203 for MPS-IH as that program prepares to move into a registrational clinical study.

Total indirect research and development expenses decreased from $36.1 million for the nine months ended September 30, 2022, to $23.9 million for the nine months ended September 30, 2023. The $12.2 million decrease, or -34%, was the result of:

•
a $4.2 million decrease in personnel related costs and a $1.9 million decrease in share-based compensation costs related to our strategic restructuring efforts announced in 2022 and associated employee terminations;
•
a $1.4 million decrease in restructuring costs as we did not have any restructuring activities in 2023;
•
a $2.6 million decrease primarily due to release of the remaining Strimvelis loss provision in the three months ended September 30, 2023, as the program was returned to Fondazione Telethon on July 17, 2023, and we do not expect to recognize any future losses on the product; and
•
a $3.3 million decrease in facility and other costs due to lower occupancy costs following the consolidation of the London office and lab space, as well as reduced spending in manufacturing platform expenditures;

and offset by

•
a $1.3 million decrease in the UK research and development tax credit, which is recorded as an offset to research and development expenses incurred for qualifying programs. This decrease was driven by lower qualifying costs incurred during the period.

Selling, general and administrative expenses

The table below summarizes our selling, general and administrative expenses by functional area:

	Nine Months Ended September 30,
	2023	2022	Change
Selling, general and administrative expenses:
Personnel (excluding share-based compensation)	$11,248	$13,406	$(2,158)
Share-based compensation	5,332	6,933	(1,601)
Restructuring costs	—	333	(333)
Consulting, professional, and insurance-related costs	9,716	9,278	438
Marketing, promotions, and advocacy	2,546	3,240	(694)
Facilities and other costs	4,894	5,335	(441)
Total selling, general, and administrative expenses:	$33,736	$38,525	$(4,789)

Selling, general and administrative expenses decreased from $38.5 million for the nine months ended September 30, 2022, to $33.7 million for the nine months ended September 30, 2023. The $4.8 million decrease, or -12%, was a result of:

•
a $2.2 million decrease in personnel related expenses and a $1.6 million decrease in share-based compensation expenses due to decreased headcount as a result of the strategic restructuring announced in 2022;
•
a $0.3 million decrease in restructuring costs as we did not have any restructuring activities in 2023; and
•
a $0.7 million decrease in marketing, promotions, and advocacy costs driven by lower distributor related costs.

Other (expense) income, net

Other (expense) income, net increased from a $47.1 million loss for the nine months ended September 30, 2022, to an $2.1 million gain for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we had net realized and unrealized gains on foreign currency transactions of $3.0 million, comprised primarily of unrealized gains, compared to net realized and unrealized losses of $47.1 million for nine months ended September 30, 2022. Unrealized gains and losses are driven primarily by intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance, and typically fluctuates concurrently with fluctuations in the U.S. dollar, British pounds sterling, and Euro exchange rates.

Interest expense was $2.9 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income was $3.9 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase to both interest expense and interest income is attributable to interest rate increases throughout 2023 and 2022 driven by anti-inflationary measures born from the current economic environment.

In the nine months ended September 30, 2023, we incurred a $3.3 million gain relating to the fair value remeasurements of our PIPE Warrant and PIPE Unit liabilities as a result of the private placement transaction described in Note 12 to the condensed consolidated financial statements. No such changes were recorded in 2022.

Liquidity and capital resources

From our inception through September 30, 2023, we have not generated significant revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We acquired the program that is now OTL-200, or Libmeldy, from GSK in April 2018, and our product candidates are in various phases of preclinical and clinical development. In December 2020, the European Commission granted standard marketing authorization for Libmeldy. We launched Libmeldy in Europe and generated our first commercial sale in the first quarter of 2022. To date, we have financed our operations primarily with proceeds from the sale of equity securities, as well as proceeds associated with two UK research and development tax relief programs, upfront payments from our collaboration agreement with Pharming Group N.V., our Amended Credit Facility, and through proceeds from sales of Libmeldy in Europe beginning in 2022.

On October 6, 2022, we entered into a Sales Agreement with Guggenheim Securities, LLC, as agent, relating to an “at the market offering,” pursuant to which we may issue and sell ADSs representing our ordinary shares, having an aggregate offering price of up to $30.0 million. As of September 30, 2023, we have not sold any shares under the Guggenheim Sales Agreement.

On March 6, 2023, we announced a private placement pursuant to which we agreed to sell up to an aggregate of 99,166,900 ordinary shares and non-voting ordinary shares, nominal value of £0.10 per share, and warrants to purchase an aggregate of 109,083,590 ordinary shares or non-voting ordinary shares. The private placement consisted of two closings, both of which have been completed. At each closing, the shares were sold in fixed combinations with the warrants and units, with each unit consisting of 10 shares and one accompanying warrant to purchase 11 shares. We received approximately $34.0 million at the initial closing on March 10, 2023. We received approximately $34.0 million at the second closing on June 22, 2023.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, lease, and debt obligations described in our Annual Report on Form 10-K filed with the SEC on March 14, 2023 ("Annual Report").

On October 5, 2023, we entered into a Transaction Agreement with Kyowa Kirin. The Transaction Agreement provides, among other things, that subject to the terms and conditions thereof, Kyowa Kirin or its Nominee (as defined in the Transaction Agreement) will acquire the entire issued and to be issued share capital of the Company pursuant to a scheme of arrangement under Part 26 of the U.K. Companies Act 2006 (the “Scheme of Arrangement” and such acquisition, the “Transaction”). Following the completion of the acquisition, the Company will become a wholly-owned subsidiary of Kyowa Kirin.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(81,233)	$(63,903)
Net cash provided by (used in) investing activities	(24,458)	92,124
Net cash provided by (used in) financing activities	60,089	118
Effect of exchange rate changes on cash	647	(3,500)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(44,955)	$24,839

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023, was $81.2 million and was primarily driven by our net loss of $64.1 million, gain on the change in fair value of the PIPE Warrant and PIPE Unit liabilities of $3.3 million, release of the Strimvelis loss provision, and unrealized foreign currency transaction gains on intercompany accounts of $3.2 million. This activity was partially offset by non-cash charges consisting of depreciation and amortization of $2.0 million and share based compensation of $8.6 million. Our net cash used in operating activities also included a net use of cash of $15.9 million related to changes in operating assets and liabilities as follows:

•
a net use of cash of $3.3 million related to an increase in the inventory balance;
•
a net use of cash of $8.5 million related to changes in accounts payable, accrued expenses, and other current liabilities primarily driven by payment of employee bonuses;
•
a net use of cash of $5.8 million related to the UK research and development tax credit primarily due to the finalization of our 2022 claim and aggregation of the 2023 receivable and the timing of its payout; and
•
a net use of cash of $0.7 million from an increase in prepaid expenses, other current assets, and other assets primarily due to payment for various vendor services in advance of them being performed;

and offset by

•
a net receipt of cash of $2.4 million related to the cash collection on outstanding receivables from product sales;

During the nine months ended September 30, 2022, operating activities used $63.9 million of cash, primarily resulting from our net loss of $142.8 million, partially offset by net non-cash charges of $62.7 million and net cash provided by changes in our operating assets and liabilities of $16.2 million. Cash provided by changes in our operating assets and liabilities consisted primarily of a decrease in our research and development tax credit receivable of $11.3 million, an increase in accounts payable, accrued expenses and other current liabilities of $7.2 million and an increase in other long-term liabilities of $1.6 million, partially offset by an increase in accounts receivable of $3.1 million. Non-cash charges to operating activities was primarily due to unrealized foreign currency and other non-cash adjustments of $46.2 million, which consisted primarily of unrealized foreign currency transaction losses of $46.1 million on intercompany accounts by our UK subsidiary and changes deferred income taxes of $2.3 million. Non-cash charges to operating activities also included $12.1 million in share-based compensation expense and depreciation and amortization expense of $2.0 million.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2023, was 24.5 million. This net cash used in investing activities was primarily driven by purchases of marketable securities for $146.7 million, partially offset by sales and maturities of marketable securities of $123.0 million.

During the nine months ended September 30, 2022, net cash provided by investing activities was $92.1 million, due to proceeds from sales and maturities of marketable securities of $169.4 million, partially offset by purchases of marketable securities of $71.2 million and purchases of property and equipment of $6.0 million.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $60.1 million, consisting primarily of cash generated from our private placement financing of $68.0 million, net of placement agent and legal fees, offset by payments of principal on our note payable of $7.1 million.

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

We believe our existing cash, cash equivalents, and marketable securities on hand, together with expected proceeds from sales of Libmeldy, will be sufficient to fund our operations, capital expenditures and debt service payments for at least twelve months from the date of filing of this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
•
Valuation of PIPE warrant and PIPE unit liabilities
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity

As of September 30, 2023, we had cash, cash equivalents, marketable securities, and restricted cash of $129.6 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying UK and US bank interest rates. Our surplus cash has been invested in corporate bonds, commercial paper, U.S. treasuries, and money market accounts. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have borrowed $33.0 million under our credit facility. Amounts outstanding under the credit facility bear interest at a variable interest rate of 5.95% plus SOFR plus a 0.10% annual increase to the variable interest rate. As of September 30, 2023, the carrying value of the term loans under the credit facility was $25.6 million.

Foreign currency exchange risk

We are exposed to foreign currency exchange risk because it currently operates in the United Kingdom and the United States. Our reporting currency is the U.S. dollar. We have determined the functional currency of the ultimate parent company, Orchard Therapeutics plc, is U.S. dollars because it predominantly raises finance and expends cash in U.S. dollars and expects to continue to do so in the future. Exchange gains or losses arising from foreign currency transactions are included in the determination of net loss for the respective periods. We recorded net realized and unrealized foreign currency losses of $4.5 million and $22.8 million for the three months ended September 30, 2023 and 2022, respectively. We recorded net realized foreign currency gains of $3.0 million and losses of $47.1 million for the nine months ended September 30, 2023, and 2022, respectively. These foreign currency transaction losses are primarily related to revaluation of intercompany balances that are denominated in U.S. dollar that are recorded on entities whose functional currency is not the U.S. Dollar. The losses are included in other income (expense), net in our condensed consolidated statements of operations and comprehensive loss.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business in accordance with the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(d) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. As of September 30, 2023, we were not a party to any material legal proceedings.

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

Risks related to our proposed acquisition by Kyowa Kirin

There are material uncertainties and risks associated with the Transaction Agreement and the Transaction.

As previously announced, on October 5, 2023, we entered into a Transaction Agreement with Kyowa Kirin Co., Ltd., pursuant to which, subject to the terms and conditions thereof, Kyowa Kirin or its nominee will acquire our entire issued and to be issued share capital pursuant to a scheme of arrangement under Part 26 of the U.K. Companies Act 2006 (the “Scheme of Arrangement” and such acquisition, the “Transaction”).

There are material uncertainties and risks associated with the Transaction Agreement and the Transaction. If any of these uncertainties and risks develop into actual events, then our business, financial condition, results and ongoing operations, share price or prospects could be materially adversely affected. These uncertainties and risks include the following:

•

the announcement or pendency of the Transaction may impede our ability to retain and hire key personnel and our ability to maintain relationships with our customers, distributors, suppliers or other third parties or its operating results and business generally;

•

matters relating to the Transaction, including integration planning, may require substantial commitments of time and resources by our management and employees and may otherwise divert the attention of management and employees, which may affect our business operations;

•

the Transaction Agreement restricts us from engaging in certain actions without the approval of Kyowa Kirin, which could prevent us from pursuing certain business opportunities that arise prior to the closing of the Transaction or making appropriate changes to our business outside the ordinary course of business;

•

Our directors and executive officers have financial interests in the Transaction that may be different from, or in addition to, the interests of our shareholders generally, which could have influenced their decisions to support or approve the Transaction; and

•	potential shareholder litigation in connection with the Transaction may result in significant costs of defense, indemnification and liability.

The Transaction may not be completed in a timely manner or at all.

Completion of the Transaction is subject to certain closing conditions, including the following:

•	approval by our shareholders of the Scheme of Arrangement and the passing of the special resolution to amend our organizational documents and other related matters;

•	sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales;

•	certain regulatory approvals, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

•	the absence of any law or order prohibiting consummation of the Transaction;

•	compliance in all material respects with the obligations of us and Kyowa Kirin under the Transaction Agreement;

•	accuracy of the representations and warranties of us and Kyowa Kirin, subject to certain materiality standards set forth in the Transaction Agreement; and

•	the absence of any “Material Adverse Effect” (as defined in the Transaction Agreement) with respect to us.

We cannot be certain when or if the conditions for the Transaction will be satisfied or (if permissible under applicable law) waived or when or if the Transaction will be completed.

In connection with obtaining antitrust clearance for the Transaction, Kyowa Kirin is not required to make divestitures of or take other actions with respect to any assets or businesses of Kyowa Kirin or its subsidiaries. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Transaction. There can be no assurance that all required approvals and clearances will be obtained or will be obtained on a timely basis.

Each of us and Kyowa Kirin has the right to terminate the Transaction Agreement under certain circumstances.

Lawsuits may be filed against us or Kyowa Kirin relating to the Transaction and an adverse ruling in any such lawsuit may prevent the Transaction from being completed in the time frame expected or at all.

In the event that the Transaction is not completed for any reason, our shareholders will not receive any payment for their ADSs or ordinary shares in connection with the Transaction. Instead, we will remain an independent public company and our shareholders will continue to own their ADSs and ordinary shares.

Failure to complete the Transaction could negatively impact our business, financial results and the market price of our ADSs.

If the Transaction is delayed or not completed, our ongoing businesses may be adversely affected and will be subject to several risks and consequences, including the following:

•	decline in our ADSs price to the extent that the price of our ADSs reflect an assumption that the Transaction will be completed;

•	negative publicity and a negative impression of us in the investment community;

•

negative reactions from employees, customers, distributors, suppliers or other third parties, including the loss of business opportunities and the ability to effectively respond to competitive pressures;

•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to us;

•

we may be required, under certain circumstances, to pay Kyowa Kirin (or its designee) termination fees of up to $3.86 million or $3 million in certain circumstances (and in each case to bear any related amount in respect of value added taxes); and

•

we could be subject to litigation related to any failure to consummate the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Transaction Agreement.

Our directors and executive officers may have interests in the Transaction that may be different from the interests of our shareholders.

Our directors and executive officers may have certain interests in the Transaction that may be different from or in addition to the interests of Orchard shareholders generally. These interests include the treatment in the Transaction of our equity compensation awards and certain transition bonuses and the indemnification of our directors and officers by Kyowa Kirin. Our Board of Directors was aware of these interests and considered them, among other things, in evaluating and approving the Transaction Agreement and the Transaction and in recommending that our shareholders approve the proposed Transaction.

The Transaction Agreement contains provisions that could discourage a potential competing acquirer of us.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties, to enter into or continue discussions with third parties regarding alternative acquisition proposals, to enter into any commitment with respect to any alternative acquisition proposal, to recommend or approve any alternative acquisition proposal or to change the recommendation of our Board of Directors in favor of the Transaction, subject to customary exceptions. In addition, we may be required to pay Kyowa Kirin (or its designee) a termination fee of $3.86 million or $3 million (and to bear any related amount in respect of certain value added taxes) in certain circumstances, including if the Transaction Agreement is terminated in certain circumstances following our receipt of an alternative acquisition proposal.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing the acquisition, even if it was prepared to pay consideration with a higher per ADS value than the value proposed to be received or realized in the Transaction, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

We have incurred, and will incur, substantial direct and indirect costs as a result of the Transaction.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Transaction, and a significant portion of these fees and costs are payable by us regardless of whether the Transaction is consummated.

Risks related to our financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We incurred net losses of $35.3 million and $48.6 million for the three months ended September 30, 2023 and 2022, respectively. We historically have financed our operations primarily through private placements of our convertible preferred shares, through sales of our ADSs in our initial public offering and follow-on offering, and through private placements of our ordinary shares. We have devoted substantially all of our efforts to research and development, including clinical and pre-clinical development and arranging the manufacturing of our product candidates, establishing a commercial infrastructure to support the commercialization of Libmeldy in the European Union, building a global commercial infrastructure to support commercialization of Libmeldy (OTL-200) and our product candidates (if such product candidates are approved), as well as to building our team. Absent the realization of sufficient revenue from product sales of Libmeldy and from sales of our current or future product candidates, if approved, we may never attain profitability.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, particularly if, and as, we:

•
seek marketing approvals for our product candidates that successfully complete clinical trials or meet primary endpoints, if any;
•
market and sell Libmeldy in Europe and grow our commercial infrastructure for the commercialization (or anticipated commercialization) of any product candidates that we may submit for and obtain marketing approval anywhere in the world, including for OTL-200 in the United States (if approved);
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
•
managing the impact of geopolitical instability;
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

We expect that we will continue to incur significant costs associated with commercializing Libmeldy in Europe and any other products for which we obtain marketing approval, including OTL-200 in the United States (if approved). Our expenses could increase beyond expectations if the FDA, the EMA or other regulatory authorities require us to perform clinical or other studies in addition to those that we currently anticipate or if we encounter delays or clinical holds in the development of our product candidates. Even if we generate more significant revenue from sales of Libmeldy in Europe and generate revenue from the sale of any other approved products, we may not become profitable and may need to obtain additional funding to continue operations.

Certain reported product revenue may be subject to recoupment by payors.

We may be required to repay amounts previously paid to the Company and previously reported as product revenue. In some instances, we have received reimbursement for commercial treatment while pricing negotiations are ongoing via early access mechanisms. If the amounts received by the Company exceed the final negotiated reimbursement price, we may be obligated to repay certain amounts to payors. In addition, the amount repayable may be subject to increase depending on the length of time between payment to the Company and conclusion of pricing negotiations. Certain of our reimbursement agreements also contain repayment obligations, which are triggered if certain patient-related events occur. We utilize estimates in the determination of the amount of revenue to recognize, which can take into consideration the expected timing and outcome of pricing negotiations as well as expected patient outcomes, the results of which can be unpredictable. If we are required to repay amounts previously recognized as revenue, our results of operations and business could be adversely affected.

The warrants issued pursuant to the Securities Purchase Agreement, dated March 6, 2023 (the “SPA”), may not be exercised.

In March 2023, we announced a private placement pursuant to which we agreed to sell ordinary shares, non-voting ordinary shares and warrants to participating investors. In accordance with the SPA, we received $34 million at the initial closing on March 10, 2023 and an additional $34 million at the second closing on June 22, 2023. We may receive up to an additional $120 million upon exercise of the warrants. However, the warrant holders are not obligated to exercise the warrants, so we may not receive any additional proceeds under the SPA. The warrants become exercisable during the 30 days following our announcement of receipt of marketing approval of our BLA with respect to OTL-200. If we do not announce receipt of marketing approval of its BLA, the warrants will expire on March 10, 2026. In addition, the exercise price of the warrants is lower if OTL-200 is approved by the FDA after 2024, so any proceeds we receive from their exercise could be lower than the total amount possible under the SPA. The exercise price of the warrants is $1.10 per ordinary share if OTL-200 is approved by the FDA in 2024 and $0.95 per ordinary share if approval comes after 2024. (For reference, the exercise prices are for ordinary shares. Each publicly-traded ADS in the Company is represented by ten ordinary shares.) If the proposed transaction with Kyowa Kirin closes before the warrants are exercised, the warrants will be continue in effect on their terms. If the proposed transaction with Kyowa Kirin does not close and the warrants are not exercised (or do not become exercisable), only a portion of the warrants are exercised, or if the exercise price of the warrants is lower due to a delay in OTL-200 BLA approval, we may need additional financing, which may not be available or may not be available on acceptable terms.

If the proposed transaction with Kyowa Kirin does not close, we may need additional funding, which may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

If the proposed transaction with Kyowa Kirin does not close, we may need additional funding. Our operations have consumed a substantial amount of cash since our inception, and we expect to continue to incur substantial expenses in connection with our ongoing activities, which may increase over time, particularly as we (i) continue to commercialize Libmeldy in Europe, (ii) continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and (iii) continue to enhance and optimize our vector technology and manufacturing processes. In addition, we expect to incur significant expenses related to product sales, post-marketing regulatory commitments, medical affairs, marketing, manufacturing, distribution and quality systems to support Libmeldy and any other products for which we obtain marketing approval. Furthermore, we will continue to incur costs associated with operating as a public company, including with respect to the system and process evaluations and testing of our internal controls and financial reporting. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, or at all, we would be forced to delay, reduce or eliminate certain of our ongoing activities, such as research and development programs and commercialization efforts.

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

If the proposed transaction with Kyowa Kirin does not close, we may seek to raise additional capital which may cause dilution to our existing shareholders, restrict our operations or cause us to relinquish valuable rights.

If the proposed transaction with Kyowa Kirin does not close, we may seek to raise capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise capital through the sale of equity, convertible debt securities or other equity-based derivative securities, ownership percentages of all our shareholders may be diluted and the terms may include liquidation or other preferences that adversely affect their rights as shareholders. Any additional indebtedness we incur would result in additional increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise funds through strategic partnerships, alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our product candidates, or grant licenses on terms unfavorable to us. Adequate financing may not be available to us on acceptable terms, or at all. In the past several years, global credit and financial markets have experienced volatility, instability and disruptions, including as a result of the COVID-19 pandemic, geopolitical instability and other macroeconomic factors. The significant volatility in public equity markets and the disruptions to the U.S. and global economies may make it more difficult to raise capital through sales of our ADSs on favorable terms, or at all.

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

Volatility among foreign currencies could impact our results of operations. As an example, we had net realized and unrealized losses on foreign currency transactions of $4.5 million during the three months ended September 30, 2023, compared to net realized and unrealized losses of $22.8 million during the three months ended September 30, 2022. Unrealized gains and losses are driven primarily by entities that have a functional currency other than the U.S. Dollar that have intercompany balances denominated in U.S. Dollar.

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

Additional sales of our ADSs, or the perception that these sales could occur, could cause the market price of our ADSs to decline. If any of our large shareholders or members of our management team sell substantial amounts of ADSs in the public market, or the market perceives that such sales may occur, the market price of our ADSs and our ability to raise capital through an issue of equity securities in the future could be adversely affected. Additionally, we filed a registration statement with the SEC and may issue securities in one or more underwritten transactions, in “at-the-market” offerings or in other transactions from time to time. If the proposed transaction with Kyowa Kirin does not close and we were to issue such securities in the public market, the trading price of our ADSs could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2023, we did not have any sales of unregistered securities.

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

ORCHARD THERAPEUTICS PLC

Date: November 13, 2023	By:	/s/ Bobby Gaspar
Bobby Gaspar
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Frank E. Thomas
Frank E. Thomas
President and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)